Form 10-K
period 2013-07-31
Straight Path Communications Inc.
filed 2013-10-29
CIK 1574460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2013, or

☐ Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934.

Commission File Number:  1-36015

STRAIGHT PATH COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2457757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia, 23059
(Address of principal executive offices, zip code)

 (804) 433-1522
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class B common stock, par value $.01 per share	Name of each exchange on which registered NYSE MKT

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of October 17, 2013, the registrant had outstanding 787,163 shares of Class A common stock and 10,974,784 shares of Class B common stock.  No shares of stock were held in treasury by Straight Path Communications Inc.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 16, 2014, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Straight Path Communications Inc.

Annual Report on Form 10-K

Part I
As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “SPCI” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ended July 31, 2013).

Item 1. Business.

OVERVIEW
Straight Path Communications Inc., a Delaware corporation, is a holding company consisting of the following two reportable business segments:

●	Straight Path Spectrum, Inc., which holds spectrum licenses and leases and markets fixed wireless spectrum;

●	Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other business related to this intellectual property.

We own 84.5% of our subsidiary Straight Path IP Group, subject to outstanding options held by a consultant to purchase another 0.5% from us. In addition, the former Chief Executive Officer of Straight Path IP Group has asserted claim to the right to receive options to purchase another 5% of Straight Path IP Group’s common stock from us. A portion of those rights and certain of the terms thereof are subject to a dispute between us and that individual.

Each of our businesses is described in more detail below.

Financial information by segment is presented below under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

Our main offices are located at 5300 Hickory Park Drive Suite 218, Glen Allen, Virginia 23059. The telephone number at our headquarters is (804) 433-1522 and our website is www.spathinc.com.

We make available, free of charge, through the investor relations page of our website (http://spathinc.com/investors), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We have adopted a code of business conduct and ethics for all of our employees, including our chief executive officer and chief financial officer. Copies of the code of business conduct and ethics are available on our website.

Our website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

KEY EVENTS IN OUR HISTORY
We were incorporated in the State of Delaware in April 2013.

On July 31, 2013, IDT Corporation, which we refer to as IDT, our former parent corporation, completed a tax-free spinoff (the “Spin-Off”) of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on July 25, 2013 (the “spin-off record date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every two shares of IDT’s Class A common stock held on the spin-off record date; (ii) one share of our Class B common stock for every two shares of IDT’s Class B common stock held on the spin-off record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

On August 1, 2013, Straight Path IP Group filed patent protection actions with the United States International Trade Commission (ITC) against some of the most widely recognized names in electronics including LG, Panasonic, Sony, Toshiba, Sharp, and Vizio. Straight Path IP Group asked the ITC to halt the importation and sale of the manufacturers allegedly infringing products in the United States. Examples of allegedly infringing products include smartphone handsets, tablet computers, eReaders, smart TVs, gaming consoles, Blu-ray players, and set-top boxes.

Straight Path IP Group  also filed actions simultaneously in the U.S. District Court for the Eastern District of Virginia against substantially the same parties.

Also, on August 1, 2013 Straight Path IP Group filed patent infringement actions seeking damages and injunctive relief from Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. alleging that these telecommunications providers are infringing our patents by selling and utilizing certain Voice over Internet Protocol (VoIP) products and/or services.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of our key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121).  Examples of allegedly infringing products include smartphone handsets, tablet computers, smart TVs, Blu-ray players, and set-top boxes.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

Straight Path Spectrum, Inc.

Overview

We hold a significant number of licenses for commercial fixed wireless spectrum in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what is known as the 39 GHz band and LMDS band. Recently, the Federal Communications Commission (“FCC”) approved the transfer of 317 spectrum licenses from Spectrum Holdings Technologies, LLC to Straight Path Spectrum which significantly increased our number of licensed held in both the 39 and 28 GHz bands. We have licenses covering the entire continental United States with an average of 820 MHz (Megahertz) of bandwidth in the top 25 U.S. markets (measured by population).

Our spectrum is primarily used to provide backhaul services for existing wireless internet service providers (WISPs) and for cellular mobile backhaul. WISPs include primarily providers that serve WiFi markets in venues, businesses and outdoor public spaces. The mobile network operators have used our spectrum for macro cellular backhaul where fiber backhaul is not available or as a substitution for fiber. The cellular market is undergoing a transformational change from 3G to 4G.  In this transformation, many mobile network operators intend to deploy large quantities of so called small cells. A small cell is a self-contained base station with or without integrated 3G and/or WiFi capability that is capable of being deployed at “street level” or within narrowly bound locations that cannot be served by existing macro tower locations. Small cells may be affixed to lamp posts, small buildings, sides of buildings even traffic lights. In this manner the mobile network operators are able to provide dense coverage and capacity solutions to maximize their 4G business opportunities. A particular problem for small cell deployment is the choice of backhaul. Traditional fiber backhaul is oftentimes cost prohibitive for the mobile network operators where they don’t have a large fiber penetration market. Our spectrum is regarded one of several alternatives for providing small cell backhaul amongst several wireless backhaul alternatives. The features allowing for channel concatenation, sectored antenna leases and the permitted use of extremely small antennas in our holdings make our spectrum an attractive choice for small cell backhaul.

History

In December 2001, IDT, through its subsidiary, Winstar Holdings, LLC, acquired FCC spectrum licenses and other assets from the bankruptcy estate of Winstar Communications, Inc. Certain of those spectrum licenses were transferred to Straight Path Spectrum (then known as IDT Spectrum, Inc.).  Certain licenses were allowed to lapse upon expiration, and others were extended, resulting in the holdings described below.

Our Spectrum Holdings

We hold a significant number of licenses for commercial fixed wireless spectrum in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what is known as the 39 GHz band and LMDS band.   We have at least 100MHz of bandwidth in every location in the United States, and in higher population areas, our licenses (including those we manage, but are still owned by IDT Spectrum) cover 600 MHz or more of bandwidth.

The Federal Communications Commission grants spectrum licenses of various types according to geographic areas. Our auctioned 39 GHz band spectrum is primarily licensed in Economic Areas, or EAs. EAs are delineated by the Regional Analysis Division, Bureau of Economic Analysis, U.S. Department of Commerce and are based on metropolitan or micropolitan statistical areas that serve as regional centers of economic activity, plus the surrounding counties that are economically related to these areas.

Prior to adopting service rules for the 39 GHz spectrum distributed by auction, the FCC permitted licensees to define their own service areas. Applicants for licenses provided the latitude and longitude points for the boundaries of their desired service area, thereby creating service areas generally rectangular in shape – rectangular service areas, or RSAs.

Currently, the United States is divided into 176 EAs for the auctioned 39 GHz spectrum. Our licenses cover most EAs, and, based on a comparison of the geographic areas covered by our licenses with the U.S. Census Bureau’s 2010 Census, cover most of the U.S. population. We hold multiple licenses in all U.S. markets including 814 39 GHz EA licenses, and 133 licenses in the LMDS band. Our 39 GHz licenses, which are our primary holdings, include at least 100 MHz of total bandwidth in every U.S. market, with up to 1,000 MHz in certain markets. We hold an average of 820 MHz of spectrum in the top 25 EAs. As a result, we believe that we are well positioned to provide a single source of fixed wireless spectrum solutions across a variety of geographic areas and bandwidth requirements.

IDT Spectrum held licenses covering all of the United States with multiple licenses covering many areas and all major metropolitan areas.  In connection with the application for immediate FCC approval under the Immediate Approval Procedures (IAP) of the change of control of the licenses in connection with the Spin-Off, certain licenses, consisting of 79 RSA licenses and 14 EA licenses - representing all of IDT Spectrum’s licenses covering the Washington, D.C. EA have not yet been transferred to us, although we do manage those licenses and can offer access to them to customers.   We and IDT are continuing to pursue the transfer of such licenses and they will be transferred upon receipt of FCC approval.  We cannot predict whether the current lack of licenses with significant bandwidth that we own covering the Washington, D.C. area will impact our sales.

Wireless Spectrum

Fixed wireless systems offer an alternative means of providing high-speed, high-capacity voice and data transmissions using antennae placed at strategic points connected by direct line of sight. In many circumstances, fixed wireless systems eliminate the need for expensive and time-consuming trenching or physical connections to wired networks and are less expensive and quicker to deploy than wired systems. We believe that wireless systems, and systems using our proposed installations, are also more flexible than wired solutions, and that there are specific characteristics of our spectrum assets that make them more attractive than other wireless offerings for backhaul applications.

As the capacity necessary to support home and mobile communications needs increases, the providers of those services need solutions to carry that volume.  Traffic from various customers are carried to communications points – cells or other – and the aggregated traffic needs to be carried from those points back to the central or regional hubs where they interconnect with larger communications networks.  This process is known as backhaul.

Our Strategy

Our strategy is to focus on applications and geographies where our spectrum holdings are best suited to meet the needs of the market.  We seek to leverage the inherent advantages and capabilities of our assets, including the breadth and depth of the portfolio to educate various communications industry participants as to how our offerings best meet the needs of their operations for backhaul and other transmission capacity.

We focus on urban markets, where we can best exploit the physical properties and advantages of our spectrum assets, which include high bandwidth and high circuit density.  We are developing working relationships with service providers, systems integrators, equipment and technology supply partners to ensure that all the elements necessary to deploy our solutions are available to our prospective customers.

Our Services

Spectrum leasing services

We currently lease spectrum and provide related services to telecommunications providers and other companies that prefer to buy their own equipment and design their own fixed wireless networks for last mile and backhaul applications and have the staff and operational systems to support a build-out.

Developing Service Offerings

We have the ability to design and deliver “wide-channel” spectrum incorporating 150MHz bandwidth links coupled with small aperture antennae in a point-to-point and point-to-multipoint network architecture configuration that can advantageously satisfy the performance and economic requirements for small cell backhaul at a high-scale volume.

We anticipate providing our services for the following applications:

●	enhancing the ability of WISPs to serve customers in an area to allow greater utilization of high bandwidth applications; and
●	providing backhaul capabilities to wireless service providers deploying a small cell network to serve high density areas.

As on-line applications such as streaming and real-time video gain in popularity and demand increasing amounts of data transmission volume, existing WISP infrastructure cannot support concentrations of users utilizing those applications in an area.  Utilizing our spectrum holdings to transmit large volumes of data from a high-demand area can cost-effectively increase the WISP’s ability to serve these customers.

Wireless service providers are struggling with the ability to meet the demand from customers using wireless devices for high volume data applications in addition to voice.  One strategy that is gaining traction is to deploy small cell networks in high demand areas – such as business districts and downtown areas in large metropolitan areas.

Wireless service providers have traditionally deployed networks of large “cells” that cover a significant area, and carry traffic to substantial numbers of wireless customers.  The voice and data traffic from those large cells is carried back to the providers’ hubs (a process known as “backhaul”) by a variety of high volume methods, primarily fiber optic cables.  This requires that the cells be sited on fiber optic cable access points.

The small cell approach is to develop a network of a large number of small cells giving more ubiquitous coverage of an area and providing more flexible coverage as traffic demands migrate between portions of the covered area.  The small cells are to be sited on buildings, lampposts and other locations close to the ground and will provide service to a smaller number of users over a smaller area than large cells.  The small cells retain the need for high volume backhaul to a central or regional hub that enable communications to other users, the internet and data providers.  Because of their requirements to be close to the ground and the need for a large number in an area, small cells cannot be consistently sited with easy access to fiber optic access points, and must rely, to a greater extent on other solution for their backhaul needs.

We believe that our spectrum holdings provide a cost-effective and attractive solution for these needs as compared to fiber optic or other wired or wireless alternatives:

●	Our spectrum is able to carry large volumes of traffic from one point to another point (point-to-point) or from one point to a number of points (point-to-multipoint);
●	Our solutions are scalable as to volume and geographic coverage;
●	Our solutions can be deployed at lower cost than new wired connectivity;
●	Our solutions can be implemented quickly and without the need to secure additional rights;
●	We can deploy our spectrum assets flexibly and support multiple customers in a single area;
●	Because of our substantial holdings in large metropolitan areas, we can utilize our spectrum for various applications and support the needs of the largest service providers;
●	Our extensive bandwidth in high population density areas enables us to deploy multiple adjacent channels – or concatenate – to support extremely high volume applications;
●	Because we own spectrum licenses across the United States, we can provide a large scale solution for national ISPs and wireless service providers;
●	For small cell applications, we can utilize small antennae that are not available for other wireless solutions where sites cannot accommodate large equipment.

Point to Multipoint Installations

Wireless backhaul operations can be deployed using point-to-point or point-to-multipoint installations.  Point-to-point is typically line-of-sight with highly directive antennas at each end of the link.  This requires dedicated transceiver hardware at each end of the link.  In point-to-multipoint applications a transceiver can support multiple small cells or other collection points thus reducing the expense of additional hardware and the space demands of that equipment.  Our spectrum holdings are expressly authorized for point-to-multipoint applications by FCC rulemaking.  In deployments to support small cell backhaul, the hub uses multiple sector antennas to provide connectivity to a number of terminals anywhere around the hub site.  New small cell sites can be added without revisiting the hub site.

Sales and Marketing

We intend to market our services to a targeted group of internet service providers, wireless communications providers and other telecommunications carriers.  We may also market to other commercial enterprises and through systems integrators.  We focus on substantial entities who do not have their own wired or fiber optic networks or portfolio of spectrum licenses to meet their backhaul and other requirements. In addition, we intend to work with large systems integrators for the cellular mobile network operators that provide backhaul equipment and services to the Service Provider community.

Competition

We operate in the highly competitive telecommunications market. We compete primarily on the basis of our fixed wireless license portfolio, experience and technical skills, competitive pricing model, service quality, reliability and deployment speed.

We face significant competition from entities that deliver voice and data transmission service and capacity through a variety of methods, including copper, fiber, coaxial cable and other wireless communications solutions.

Our principal competitors are fiber providers such as Level 3 Communications, Inc., NEON and Verizon, cable companies such as Comcast and Time Warner, other spectrum license holders such as XO Communications and Fiber Tower, long-distance interexchange carriers such as AT&T and Verizon, and the mobile cellular operators that use Common Carrier Channel licenses acquired from the FCC.

Many of our competitors have longer operating histories, long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we do and, as a result, may have substantial competitive advantages over us. Additionally, market perceptions as to reliability and security for fixed wireless solutions as compared to copper or fiber networks provide us with additional marketing challenges. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of our services.

The FCC imposes significant regulation on licensees of wireless spectrum with respect to how wireless spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The adoption or modification of laws or regulations relating to our fixed wireless licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business and compete with other fixed wireless service providers.

Regulatory Framework

Our fixed wireless operations and wireless licenses in the Local Multipoint Distribution Service (“LMDS”) and 39 GHz bands are subject to significant regulation and oversight, primarily by the FCC and, to a certain extent, by the International Telecommunications Union (“ITU”), Congress, other federal agencies, and foreign, state, and local authorities.  At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum, including exclusive jurisdiction over licensing and technical rules for operations of mobile wireless carriers, certain site acquisition matters, and all interstate telecommunications services. State regulatory commissions have jurisdiction over intrastate common carrier and certain other communications providers, unless preempted by the FCC. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements, requiring installation permits, and controlling access to public rights-of-way. The regulations of these agencies are continually evolving through rulemakings, adjudications, and other administrative and judicial proceedings, and future regulatory changes or interpretation of existing regulations could have an adverse effect on our business.

FCC Licensing and Regulation

In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band.  The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services.  The adoption or modification of laws or regulations relating to our fixed wireless licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business.  Under some circumstances, our licenses may be canceled or conditioned.  We also may be fined for any past or future violation of the FCC’s rules, and in extreme cases, our licenses may be revoked.

The ITU internationally and the FCC in the United States allocate the radio spectrum in specific frequency bands to particular services.  If the FCC decides in the future to allocate additional spectrum in the high frequency bands to fixed services, the successful auction of that spectrum could increase the number of entities that hold this spectrum, and its general availability could have a material adverse effect on the value of our spectrum.   In addition, as demand for spectrum grows, the FCC may conduct rulemaking proceedings to allow other licensed or unlicensed equipment to operate in the same spectrum as our licensed bands. This may increase potential interference with our fixed wireless operations and have an adverse effect on our business.  The FCC has also in recent years taken action to maximize the use of the common carrier microwave spectrum that is available to the public at low cost.  If the FCC continues to take such actions or allocates additional spectrum to common carrier microwave operations, such regulatory activity could have a material adverse effect on our spectrum.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal date for our New York City LMDS license is in February 2016, renewal dates for our 132 other LMDS licenses are in 2018, and the renewal dates for our 39 GHz EA licenses are in 2020.  A “substantial service” requirement applies to each of these LMDS and 39 GHz licenses.  This requirement is intended to provide licensees with flexibility in constructing their licenses.  The FCC has established “safe harbor” guidelines that provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service.  Generally, if a licensee can demonstrate that it has made tangible use of the licensed frequencies, it should be able to make the requisite showing, although there is evolving precedent in this area.  Furthermore, the FCC has taken a flexible approach to non-broadcast license renewal, an approach that has evolved over the past several years, including, for example, the potential for substantial service to be demonstrated by niche, specialized or technologically sophisticated services.  If the FCC finds that a licensee has failed to meet the substantial service requirement for any license, however, that authorization is subject to termination.

Although the FCC’s rules currently require that a wireless licensee in our spectrum bands demonstrate substantial service only during its initial license term, the FCC is considering whether to apply additional or more stringent performance requirements in conjunction with the license renewal process for subsequent license terms.  If we are unable to meet any current or future requirements for renewal of any of our licenses, they may be subject to termination.

As of October 24, 2013, Straight Path Spectrum has 814 39 GHz EA licenses with an expiration date of October 18, 2020.  Straight Path Spectrum has filed its substantial service performance filings for its 39 GHz licenses. These showings have been accepted by the FCC. In a recent transaction, Straight Path Spectrum assigned spectrum that was partitioned and/or disaggregated from eight of its LMDS and 39 GHz EA licenses.  Straight Path Spectrum also has 34 active 39 GHz RSA common carrier licenses, the vast majority of which expire in early to mid-2017. Straight Path Spectrum has filed substantial service showings for all of these active 39 GHz RSA licenses and these showings have been accepted by the FCC.  In addition, Straight Path Spectrum holds 133 LMDS licenses in the 28 GHz range, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018 and the New York City LMDS license expires on February 1, 2016.  Straight Path Spectrum has met its substantial service build-out obligations for its LMDS licenses.

In connection with the application for  immediate FCC approval under the IAP of the change of control of the licenses in connection with the Spin-Off, certain licenses, consisting of 79 RSA licenses and 14 EA licenses - representing all of IDT Spectrum’s licenses covering the Washington, D.C. EA have not yet been transferred to us.   We and IDT are continuing to pursue the transfer of such licenses and they will be transferred upon receipt of FCC approval, and in the interim we manage the leasing or those licenses for IDT Spectrum.

The FCC rules require that certain providers of telecommunications file reports with, and make contributions to, the Universal Service Fund.  In general, while reports may have to be filed, contributions to the USF generally need not be made with respect to revenues received for “resale-type” services — telecommunications capacity sold or leased in bulk to a carrier who then uses that capacity to provide services to end-users.  Conversely, revenues received with respect to “retail-type” services generally are subject to a USF contribution requirement. Historically, revenue from certain of our services has been subject to a USF contribution requirement, and timely reports and contributions have been made.  Our future operations may require us to make USF reports and/or contributions, depending on the nature of the services we offer and the type of customers we serve.  USF contributions, which are typically passed to the customer, may make our services more expensive.

Additionally, the FCC requires the payment of other fees in certain circumstances, including regulatory fees, application processing fees, and contributions to other funds, for example.  If any of these requirements change, it may make our services more expensive.

State Regulation

We believe that the fixed wireless communications that we expect to provide or are providing are not subject to state public utility regulation.  Nonetheless, it is possible that one or more state regulators will seek to assert jurisdiction over, and therefore impose additional regulatory burdens on us and our services.  If one or more state regulatory commissions were to impose regulations on our services, our compliance could materially increase our costs of providing services and therefore have an adverse impact on our business operations and profitability.

Significant statements concerning the regulatory environment are set forth in Item 1A to Part I “Risk Factors” in this Annual Report, and we strongly recommend reviewing that section in conjunction with this section.

Straight Path IP Group, Inc.

Straight Path IP Group, Inc., or Straight Path IP Group, a Delaware corporation and a subsidiary of SPCI, consists of our ownership and deriving value from a portfolio of patents covering aspects of communications, primarily related to communications over the Internet.

Straight Path IP Group’s principal business is the acquisition, development, licensing and protection of intellectual property.  We presently own eleven patents issued by the U.S. Patent Office and their foreign counterparts that primarily relate to various communications technologies and include, among other things, patents facilitating the use of communications over the Internet, which we refer to as the NetSpeak Portfolio. We also own the Droplet Portfolio of patents as well as a non-sublicensable, non-exclusive right in source code for peer to peer calling applications.

In connection with our activities relating to the protection of our intellectual property, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our patents.  A subsidiary of IDT asserted six of the eleven patents in our NetSpeak portfolio in 2006 against eBay Inc., Skype Technologies SA, Skype Communications, S.A.R.L. and Skype, Inc.  That litigation concluded after pending for more than four years in federal district court.  A subsidiary of IDT entered into a global settlement agreement with the defendants. In January 2012, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. It sought both damages and injunctive relief from the defendants. The defendants each filed an answer to the complaint and/or a counterclaim. A Markman hearing (also known as a claim construction hearing) was held on October 10, 2012, and on October 26, 2012, the judge issued an Opinion and Order that was favorable to the Company. In October and November 2012, Straight Path IP Group reached confidential settlement agreements with each of the three defendants, and in connection with such settlements, the Company received cash and one of the defendants transferred to the Company a number of patents and patent applications and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications.

Our intellectual property currently consists of the following patents:

(1)	NetSpeak Portfolio:

●	U.S. Patent No. 6,108,704: Point-to-Point Internet Protocol and its foreign Counterparts,

727702	Australia
764522	Australia
764583	Australia
764521	Australia
2231127	Canada
96197195.9	China
852868	Finland
852868	France
852868	Germany
1017192	Hong Kong
10-414512	Korea
212126	Mexico
51774	Singapore
852868	Sweden
852868	Italy
NI-096566	Taiwan

●	U.S. Patent No. 6,131,121: Point-to-point computer network communication utility utilizing dynamically assigned network protocol addresses;

●	U.S. Patent No. 6,701,365: Point-to-Point Internet Protocol;

●	U.S. Patent No. 6,513,066: Establishing a point-to-point internet communication;

●	U.S. Patent No. 6,185,184: Directory server for providing dynamically assigned network protocol addresses;

●	U.S. Patent No. 6,829,645: Method and apparatus for establishing point-to-point communications over a computer network;

●	U.S. Patent No. 6,687,738: Establishing an internet telephone call using e-mail;

●	U.S. Patent No. 6,009,469: Graphic user interface for internet telephony application;

●	U.S. Patent No. 6,226,678: Method and apparatus for dynamically defining data communication utilities.

●	U.S. Patent No. 6,178,453: Virtual circuit switching architecture.

●	U.S. Patent No. 7,149,208: Method and apparatus for providing caller identification based responses in a computer telephony environment.

(2)	Droplet Portfolio:

United States Patents Nos. 6,825,780; 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,436,329; and 7,679,649 and a number of U.S. and foreign patent applications.

These patents have finite lives, and the patents start to expire on September 25, 2015, although certain rights related to the patents may be enforceable following expiration for infringement that occurred before expiration. There is no guarantee that the patents will be adequately exploited or commercialized.

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our intellectual property.  The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our patents may not be successful.  We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents.

Two leading multi-national law firms are engaged to provide legal services with respect to the enforcement of Straight Path IP Group’s patents.  The terms of the agreements with the firms provide for Straight Path IP Group to pay fees solely out of proceeds of recoveries (subject to certain exceptions if Straight Path IP Group terminates the relationship) up to a maximum of 40% of those proceeds, and for the firms to advance expenses of the litigation. We may enter into additional agreements with additional firms in order to achieve the greatest possible value generation related to the assets.

Immediately following the Spin-Off, Straight Path IP Group filed complaints (i) in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. claiming infringement of two of its key patents (U.S. Patent Nos. 6,701,365 and 6,513,066), (ii) with the International Trade Commission (ITC) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd., LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc., Panasonic Corporation, Panasonic Corporation of North America, Sharp Corporation, Sharp Electronics Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc., Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc., and Vizio, Inc. alleging that the respondents infringed three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and (iii) in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three key patents.

Subsequently, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of its key patents  (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121).

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

Straight Path IP Group currently has 3 employees.

Item 1A. Risk Factors.

RISK FACTORS
Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document, particularly the discussions about competition. The trading price of our common stock could decline due to any of these risks. Note that references to “our”, “us”, “we”, etc. used in each risk factor below refers to the business about which such risk factor is provided.

Risks Related to Straight Path Spectrum

We may never develop a significant market for leases, licenses or purchases of our spectrum assets, and we may not obtain meaningful revenues, or achieve profitability.
Our Spectrum holdings are among the Company’s core assets.  A substantial market for our spectrum licenses may never develop and the prospects for that market may be adversely affected by:

●	the anticipated requirements for wireless small cell backhaul may not materialize;

●	the small cell backhaul market may be dominated by unlicensed band wireless backhaul options;

●	the small cell backhaul market may be dominated by fiber solutions not requiring any wireless spectrum;

●	the macro network may not use 28/39GHz spectrum or very little of it;

●
new wireless technologies that provide enough capability in existing Common Carrier frequencies, available at low cost from the FCC, may be sufficient for wireless backhaul needs of the small cell or macro backhaul network;

●	front haul solutions including CPRI or remote radio head backhaul may not use 28/98GHz spectrum instead preferring fiber, Common Carrier channels or unlicensed band spectrum;

●	small cells may require non line of sight spectrum for street level propagation mitigating the use-ability of 28/39GHz line of sight spectrum;

●	FCC regulatory impact;

●	new spectrum allocation by the FCC, thereby increasing more channels to be used by our competitors;

●	lack of available equipment for our band from manufacturers; and

●	cost of site acquisition for small cell placement.

If we are unable to overcome these obstacles, the business may never develop and it could have a material adverse effect on our business, prospects, results of operations and financial condition.

Even if a market develops, we may be unable to successfully execute any of our currently identified business opportunities or future business opportunities that we determine to pursue.
In order to pursue business opportunities, we will need to forge market alliances with hardware developers and system integrators, as well as maintain the integrity of our spectrum. Our ability to do any of these successfully could be affected by one or more of the following factors:

●	our ability to effectively manage our third party relationships;

●	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

●	equipment failure (not provided by us) or interruption of service, which could adversely affect our reputation and our relations with our customers;

●	our ability to respond to regulatory or policy changes in our industry;

●	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

●	our ability to raise substantial additional capital to fund our growth.

Our failure to adequately address one or more of the above factors would have a significant impact on our ability to implement our business plan with respect to mobile backhaul and fiber network extensions and our ability to pursue other opportunities that arise, which might negatively affect our business.

The success of our business strategy relies on the continued growth in demand for high volume of data for mobile and home use.

The demand for backhaul needs depends on the continued growth in demand for high volume of data for mobile and home use. The provision of mobile use is a continuing evolving sector of the telecommunications industry, and is subject to a number of risks and uncertainties, including:

●	the continued development and market acceptance of mobile devices enabled for mobile applications;
●	the continued development and use of high-bandwidth mobile applications;
●	historical perceptions regarding the burdens and unreliability of previous mobile wireless technologies;
●	high rates of consumer adoption of mobile applications;
●	increased levels of usage by subscribers;
●	increased or burdensome government presence through policy and regulatory changes; and
●	increases in the number of overall subscribers.

Our revenues depend on the sale of backhaul to wireless service providers.
We plan to derive a substantial majority of our revenues from the sale of backhaul and related services to wireless service providers. Any competitor’s substitute service with similar performance and coverage characteristics and a lower cost structure could create downward price pressure and adversely affect our sales efforts. In addition, competing technologies could be developed that would make our services obsolete. Accordingly, any changes that could decrease demand for our services, whether due to pricing pressure, technological changes, or otherwise, could materially and adversely affect our business and results of operations.

The FCC may cancel or revoke our licenses for past or future violations of the FCC’s rules, which could limit our operations and growth.
Our wireless operations and wireless licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state, and local authorities.  In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under some circumstances, our licenses may be canceled or conditioned. We also may be fined for any past or future violation of the FCC’s rules, and in extreme cases, our licenses may be revoked.

Our FCC licenses are subject to renewal and substantial service requirements.  If any licenses are not renewed upon expiration, that could limit the expansion of our business and our ability to lease spectrum and market services provided over our licenses, and could harm our operating results.
Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal date for our New York City LMDS license is in February 2016, renewal dates for our 132 other LMDS licenses are in 2018, and the renewal dates for our 39 GHz EA licenses are in 2020. During the fiscal year ended July 31, 2012, we derived no revenues from some of our LMDS licenses, although we believe our LMDS licenses are important to our business, as they complement our 39 GHz spectrum to serve our targeted customers.  A “substantial service” requirement applies to each of these licenses.  The FCC’s “substantial service” requirement for both LMDS and 39 GHz licensees is intended to provide licensees with flexibility in constructing their licenses. The “safe harbor” guidelines provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service. Generally, if a licensee can demonstrate that it has made tangible use of the licensed frequencies, it should be able to make the requisite showing, although there is evolving precedent in this area. Furthermore, the FCC has taken a flexible approach to non-broadcast license renewal, an approach that has evolved over the past several years, including, for example, the potential for substantial service to be demonstrated by niche, specialized or technologically sophisticated services. We have filed substantial service showings for each of these licenses on or before the final construction deadline.  Many of these showings have been accepted by the FCC, but some of them remain pending and there can be no assurance that the FCC will accept these pending substantial service showings.  If the FCC finds that a licensee has failed to meet the substantial service requirement for any license that authorization is subject to termination.

Although the FCC’s rules currently require that a wireless licensee in our spectrum bands demonstrate substantial service only during its initial license term, the FCC is considering whether to apply additional or more stringent performance requirements in conjunction with the license renewal process for subsequent license terms.  If we are unable to meet any current or future requirements for renewal of any of our licenses, they may be subject to termination.

The value of our FCC licenses could decline, which could materially affect our ability to raise capital, and have a material adverse effect on our business and the value of our stock.
A decline in the value of our FCC licenses could negatively impact our ability to raise capital both privately and in the public markets and could significantly reduce the value of the spectrum assets. The value of any or all of our FCC licenses could decrease as a result of many factors, including:

●	increases in supply of spectrum that provides similar functionality;

●	new wireless technology in unlicensed bands that provides the same capability of our network;

●	a decrease in the demand for services offered with any of our FCC licenses;

●	lower values placed on similar licenses in future FCC auctions;

●	regulatory limitations on the use, leases, transfer or sale of rights in any of our FCC licenses; or

●	bankruptcy or liquidation of any comparable companies.

Many of these factors depend on circumstances beyond our control. The occurrence of any of these events could have a material adverse effect on our ability to generate revenues and on our business, prospects, results of operations and financial condition.

The telecommunications and wireless markets are highly competitive, and we may be unable to compete effectively, especially against competitors with greater financial and other resources, which could materially and adversely affect our ability to operate effectively.
We operate in a highly competitive environment and may not be able to compete successfully. We expect to compete with new providers and technologies not yet introduced. Given the intense competition, we may be unable to compete effectively with other technologies and spectrum holders in the short-term and, consequently, we may be unable to develop our business objectives.

Many of our competitors, particularly wireless carriers, are much larger and have significantly greater financial resources and experience than us. If we are unable to compete effectively against existing and future competitors our business will be harmed.

One of our competitive advantages is our national coverage, and particularly, the extensive bandwidth we are able to offer to customers in congested metropolitan areas.  If competitors are able to offer a solution without any significant coverage exceptions, it could mitigate one of our competitive advantages and harm the attractiveness of our offering, which could have a material adverse impact on our sales.

Many of our competitors offer other telecommunications and wireless solutions to complement their spectrum leasing and sales activities.  Since we only offer sales and leasing services, we may not be able to compete with such competitors.

Additional spectrum may become available from the FCC, increasing the number of or viability of our competitors or even allowing potential buyers to obtain their own spectrum outright, reducing their need to obtain spectrum from us.
Other entities may obtain FCC licenses to operate spectrum in the same markets as we do, offering similar throughput capacities with comparable transmission reliability.  These entities may decide to enter our business and may have more spectrum available to use in a given market than we do.  If the FCC decides in the future to allocate additional spectrum in the high frequency bands to fixed services, the successful auction of that spectrum could increase the number of entities that hold this spectrum, and its general availability could have a material adverse effect on the value of our spectrum.  Companies that would otherwise use our services could instead decide to acquire spectrum rights in these auctions or obtain services from the winners of those auctions. Unsuccessful auctions of the spectrum may generate low winning bids and could therefore reduce the values of spectrum in neighboring bands, including the value of our spectrum licenses. Alternatively, the FCC may decide to allocate additional spectrum for licensing without auctions to certain classes of users, such as state and local government agencies, that otherwise might be potential customers of our services.

In addition, the FCC has in recent years taken action to maximize the use of the common carrier spectrum that is available to the public at low cost.  Such spectrum may be sufficient to meet the wireless backhaul needs of the small cell or macro backhaul network.  If the FCC continues to take such actions or allocates additional spectrum to common carrier operations, such regulatory activity could have a material adverse effect on our spectrum.

We anticipate a lengthy sales cycle, which could make our revenues difficult to forecast and cause our results to fall short of expectations.
We anticipate that our sales cycle will be lengthy due to the time often necessary for customized design of specific solutions or the possibility that our customers may incur added recurring costs for our products and service offerings or added one-time costs to replace their current telecommunications systems. Our sales cycles will be subject to a number of significant delays over which we have little or no control. Due to our anticipated lengthy sales cycle, we expect that our revenues will be difficult to forecast and may fall short of expectations.

Because we are thinly staffed and highly dependent on a limited number of management persons, we may not be able to pursue longer term business opportunities, which could limit our revenue growth.
As of July 31, 2013, we had 4 employees who work directly for us. We have historically relied on IDT and certain of its affiliates for services and support. Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to identify customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services. This could result in customer dissatisfaction and loss. Additionally, our competitors, many of whom have significantly more personnel and greater resources, may be better able to seek and respond to opportunities than we can.

A substantial portion of Straight Path Spectrum’s historical revenues were derived from a limited number of customers, and the loss of those customers would have a negative effect on our revenues.
The loss of any of these major customers would have a material adverse effect on our results of operations and cash flows. See “Concentration of Customers” in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

In March and April 2012, Straight Path Spectrum closed on the sale of rights in spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale of rights in licenses in fiscal 2012. Revenue generated from selling of our spectrum licenses will likely not continue as it is not the primary focus of our current business plan.

The extensive and continually evolving regulations to which we are subject could increase our costs and adversely affect our ability to implement our business plan successfully.
The FCC, various state regulatory bodies, local zoning authorities, and other governmental entities regulate us and the operation and installation of the underlying equipment. These regulators conduct regular rulemaking proceedings and issue interpretations of existing rules that apply to us and affect our business operations, directly or indirectly.  The FCC in particular imposes significant regulation on licensees of wireless spectrum with respect to how wireless spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The adoption or modification of laws or regulations relating to our fixed wireless licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business. Such regulatory proceedings could impose additional obligations on us or our customers, reduce the attractiveness of our service, give rights to our competitors, increase our costs, make the business plans of the carriers or other customers that purchase or may purchase our services less viable, and otherwise adversely affect our ability to implement our business plan.

Interruption or failure of information technology and communications systems could impair our ability to provide services, which could damage our reputation and harm our operating results.
We may experience service interruptions or system failures in the future. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the expected results. Any service disruptions may have an immediate and significant impact on our ability to attract, retain, and grow customer revenues, which would harm our business and operating results.

We also depend on the continuing operation of our information technology and communications systems. Any damage to or failure of these systems could result in interruptions in service. Interruptions in service could reduce revenues and harm operating results, and our brand could be damaged if people believe the network is unreliable. These systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, riots, acts of war, floods, tornadoes, hurricanes, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. The occurrence of a natural disaster or unanticipated problems at any network center could result in lengthy interruptions in service and adversely affect operating results.

If our data security measures are breached, our reputation and business may be harmed.
We rely on the security of our networks to deliver our services to customers. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome these security systems and obtain access to data on the network. We may incur costs associated with the unauthorized use of our networks including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. In addition, because we operate and control the network and the customers' network connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by customers or carriers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

The industry in which we operate is continually evolving. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.
The wireless communications services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards and regulatory requirements. The backhaul infrastructure that supports this dynamic industry must be similarly flexible and able to adapt to these changes. Our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

●	competition from service providers using other means to deliver similar or alternative services;
●	competition from new service providers using more efficient, less expensive technologies, including products or services not yet invented or developed;
●	customers self-provisioning their own backhaul services;
●	gaining and sustaining market acceptance of the technology underlying our services;
●	realizing economies of scale;
●	responding successfully to advances in competing technologies in a timely and cost-effective manner; and
●	existing, proposed or undeveloped technologies that may render fixed wireless backhaul and other services less profitable or obsolete.

As the services offered by us and our competitors develop, wireless carriers may not accept our services as a commercially viable alternative to other means of delivering wireless backhaul and other services. Accordingly, our inability to keep pace with technological development could materially and adversely affect our business.

Additional Risks Related to our FCC Licenses

Our reliance upon spectrum licensed by the FCC includes additional risks.
Our use of FCC-licensed spectrum imposes additional risks on our business, including:

●	increases in spectrum acquisition costs;
●	adverse changes to regulations governing spectrum/licensee rights;
●	the risk that spectrum will not be commercially usable or free of harmful interference from licensed or unlicensed operators in our or adjacent bands;
●	the risk that the government or other license holders introduce an oversupply of substantially similar spectrum into the market;
●	contractual disputes with or the bankruptcy or other reorganization of the license holders, which could adversely affect control over the spectrum subject to such license;
●
the risk that competitors, customers or other users may over utilize line of sight licensed spectrum and thus alter the FCC availability or allocation of such wireless spectrum in markets or geographic areas where we require it;

●	change in the FCC rules regarding the licensing or use of wireless spectrum; and
●	invalidation of any authorization to use all or a significant portion of the spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

Risks Related to Straight Path IP Group

We may fail to enforce our intellectual property rights.
Straight Path IP Group’s patent portfolios are among the Company’s core assets. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. In addition, the Company’s existing patents have finite lives, and the patents start to expire on September 25, 2015, although Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration.  There is no guarantee that they will be adequately exploited or commercialized.

The USPTO may grant a re-examination of our patents.
In 2010 and 2011, certain patents in Straight Path IP Group’s portfolio successfully emerged from re-examination proceedings at the United States Patent and Trademark Office (USPTO).  Nevertheless, our patents may be subject to further requests to the USPTO to reexamine our patents.  Although we believe that our patents are valid, they may be deemed invalid during a re-examination.  Moreover, any litigation filed after the grant of a re-examination may be subject to an order to stay the litigation while the re-examination proceeds.  Therefore, while a re-examination is pending, we may be unable to enforce our patents.

The USPTO may grant an inter partes review.
The America Inventors Act (“AIA”) created a new procedure for challenging an issued patent at the Patent Office, the inter partes review.  A petitioner challenging a patent must allege “that there is a reasonable likelihood that the petitioner would prevail with respect to at least 1 of the claims challenged in the petition.”  35 U.S.C. § 314(a).

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review at the Patent Office for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”).  On October 11, 2013, the Patent Office partially granted the request and instituted an inter partes review.  On October 25, 2013, Straight Path IP Group filed a petition for rehearing, requesting review of the decision, which is pending.  We intend to vigorously defend the claims of the ’704 Patent. Although we believe that our patents are valid, they may be deemed invalid during the inter partes review.  Moreover, during the pendency of this or any other inter partes review that is granted at a later date, any litigation related to the patents in review could potentially be subject to an order to stay the litigation while the review proceeds.  Therefore, while a review is pending, we may be unable to enforce our patents.

Our exposure to uncontrollable outside influences, including new legislation, court rulings or actions by the USPTO, could adversely affect our licensing and enforcement business and results of operations.
Our licensing and enforcement business is subject to numerous risks from outside influences, including the following:

New legislation, regulations or court rulings related to enforcing patents could adversely affect our business and operating results.
Our operating subsidiary acquires patents with enforcement opportunities and is spending a significant amount of resources to enforce those patents.  If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice, or DOJ, has conducted reviews to evaluate the impact of patent assertion entities on industries in which those patents relate.  It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Further, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Finally, leading US politicians have recently made statements related to regulation of patent enforcement entities.  Any such legislation that materially restricts our enforcement activities could have a negative impact on our ability to execute on Straight Path IP Group’s business plan, the value of our patents and our operating results.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.
It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.
Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.
We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.
In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents, as was the case in ooVoo, LLC, Vivox, Inc., and Stalker Software, Inc. We may incur significant expenses and commit significant management time with respect to such legal proceedings which may adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we would be successful in any additional legal proceedings and the outcome of such litigation could be harmful to us. In addition, we may be subject to claims seeking to invalidate our patents, as typically asserted by defendants in patent litigation. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. In addition, then existing licensees of our patents may no longer be obligated to pay royalties to us. Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, may have a material adverse effect on us.

We may require additional financing in the future, which may not be available, or may not be available on favorable terms.
We may need additional funds to finance our operations to make additional investments, or to acquire complementary businesses or assets.  We may be unable to generate these funds from our operations.  Additionally, we may experience delays in collecting judgments if defendants decide to appeal jury findings of infringement at federal district courts. Upon the Spin-Off, IDT capitalized SPCI such that it had $15 million in addition to the other assets of the business. Following the Spin-Off, SPCI became a separate publically traded company.

The availability of new technology may render our intellectual property obsolete.
While we anticipate that our technology will remain relevant to internet telephony and other applications at least through the expiration of our patents, unanticipated rapid widespread adoption of new technologies that do not infringe our patents could affect our enforcement strategy.  In addition, prospective licensees may seek to develop ‘work arounds’ to our Patents for purposes of avoiding entering into a licensing agreement with Straight Path IP Group.

We are subject to litigation.
Our business model relies on licensing and otherwise realizing value on our communications over the Internet patent portfolio.  We may enforce our patents in United States federal district courts, which hold exclusive jurisdiction to hear claims of patent infringement and other forums.  We may be subject to counterclaims including but not limited to alleging that the asserted patents are not infringed, invalid, and/or unenforceable.

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that its former Chief Executive Officer’s (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement.  On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount.  A portion of those rights and certain of the terms thereof are subject to a dispute between us and that individual. The parties have selected an arbitrator, commenced discovery, and set a case management schedule.  The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the defendant’s counterclaims.  At the current time, the Company cannot reasonably estimate its likely exposure in this matter.

Risk Factors Generally Relating to Us and Our Common Stock

Investors may suffer dilution.
We may engage in equity financing to fund our future operations and growth.  If we raise additional funds by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.
Howard Jonas placed all of the SPCI Class A Common Stock and Class B Common Stock distributed in the Spin-Off that would be beneficially owned by him in trust with an independent trustee, the Alliance Trust Company LLC (the “Trustee”).  Howard Jonas retained the economic benefit of the shares placed in the trust, but does not have voting or dispositive power or control with respect to such shares.  The Trustee has voting power or control over 2,190,152 shares of our common stock (which includes 787,163 shares of our Class A common stock and 1,402,989 shares of our Class B common stock) and representing approximately 72% of the combined voting power of our outstanding common stock, as of October 17, 2013. Mr. Jonas’ consent is needed with respect to certain significant corporate matters requiring approval by our stockholders, including the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management will be limited.

We intend to exercise our option for the “controlled company” exemption under NYSE MKT rules with respect to our Nominating Committee.
Following the Spin-Off, we will be a “controlled company” as defined in section 801(a) of the NYSE MKT Company Guide because more than 50% of the combined voting power of all of our outstanding common stock will be beneficially owned by a single stockholder. As a “controlled company,” we will be exempt from certain NYSE MKT rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We intend to apply this “controlled company” exemption for our corporate governance practices only with respect to the independence requirements of our Nominating Committee. Accordingly, with respect to our Nominating Committee you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT, and if we were to apply the controlled company exemption to other independence requirements, you would not have the protection afforded by those requirements either.

We have limited resources and could find it difficult to raise additional capital.
As a result of the Spin-Off, we are independent from IDT.  We have no operating history as an independent company, and no current sources of financing. Any financing formerly provided to any of our businesses by IDT will no longer be available. We may need to raise additional capital in order for stockholders to realize increased value on our securities.

Given the current global economy, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion. Failure to receive the funding could have a material adverse effect on our business, prospects, and financial condition.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters are located at 5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia, 23059.  In April 2013, the Company entered into a lease agreement for a term of twelve months beginning on May 1, 2013 and ending on April 30, 2014 at a monthly rent of $800. The Company also entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey, and under agreements with IDT entered into in connection with the Spin-Off, we utilize space at IDT’s headquarters in Newark, New Jersey, which right expires in January 2014.

Item 3. Legal Proceedings.
In January 2012, the Company filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. The Company sought both damages and injunctive relief from the defendants. The defendants each filed an answer to the complaint and/or a counterclaim. A Markman hearing (also known as a claim construction hearing) was held on October 10, 2012, and on October 26, 2012, the judge issued an Opinion and Order that was favorable to the Company. In October and November 2012, the Company reached confidential settlement agreements with each of the three defendants, and in connection with such settlements, the Company received cash and one of the defendants transferred to the Company a number of patents and patent applications and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications.

A number of our patents, U.S. Patent Nos. 6,108,704; 6,131,121; 6,701,365; 6,513,066; and 6,009,469 were subject to an ex-parte reexamination at the USPTO.   The USPTO issued a Certificate of Reexamination for each of these patents.

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the Former SPIP CEO’s employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement.  On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief.  Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount.  A portion of those rights and certain of the terms thereof are subject to a dispute between us and that individual. The parties have selected an arbitrator, commenced discovery, and set a case management schedule.  The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the defendant’s counterclaims.  At the current time, the Company cannot reasonably estimate its likely exposure in this matter.

On or about December 31, 2012, the Former SPSI CEO, and a related party (the “Related Entity”) filed a complaint in New York County against IDT Corporation, IDT Spectrum, Inc., IDT Spectrum, LLC, and certain IDT executives (collectively “the Spectrum Defendants”) seeking (a) a declaration that the Related Entity was the sole owner of certain wireless spectrum licenses acquired in May 2012 in the Related Party’s name, (b) an award of money damages to compensate for alleged economic injury caused by the Spectrum Defendants’ alleged interference with plaintiffs’ existing and prospective business relationships, (c) for the court to impose a constructive trust over the proceeds of the Straight Path Spectrum, Inc. portfolio in order to ensure that it is managed in a manner that maximizes its value, and (d) damages for breach of fiduciary duty.  That case was removed to federal court on February 5, 2013.

On February 1, 2013, IDT Corporation, IDT Spectrum, Inc., and IDT Spectrum LLC (“IDT Plaintiffs”) filed a complaint against the Former SPSI CEO, and other parties in United Stated District Court for the District of New Jersey.  The IDT Plaintiffs also moved for a temporary restraining order and preliminary injunction.  On February 5, 2013, the court granted IDT’s motion for a temporary restraining order.  Following an evidentiary hearing, the court reserved decision regarding issuance of a preliminary injunction.

On June 6, 2013, IDT Corporation and certain related parties, including Straight Path Spectrum, Inc., settled all outstanding claims and disputes (as described in the preceding two paragraphs) with the Former SPSI CEO and related parties.  The disputes related primarily to certain contractual and other alleged rights the Former SPSI CEO claimed to have with respect to certain wireless spectrum licenses owned by Straight Path Spectrum, Inc., including rights to a portion of future proceeds from licensing, leasing, and sale of rights in spectrum licenses activity related to those licenses.  In connection with the settlement, and in consideration for the transfer of certain wireless spectrum licenses that an entity controlled by the Former SPSI CEO had purchased as agent for Straight Path Spectrum, Inc., the Former SPSI CEO relinquishment of his claimed rights for future proceeds from other wireless spectrum licenses owned by Straight Path Spectrum, Inc., and the releases referred to below, Straight Path Spectrum, Inc. made a cash payment in the amount of $1.5 million to the Former SPSI CEO, and the Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses.  The future payments shall equal 50% of revenues, net of certain expenses, received from such activities with respect to the covered licenses that are to be retained by Straight Path Spectrum, Inc., up to a maximum of $3 million.  Upon the transfer of certain additional wireless spectrum licenses to Straight Path Spectrum, Inc., IDT will be obligated to pay the Former SPSI CEO up to an additional $500,000 ($79,000 of the amount was paid in September 2013 following transfer of a portion of the licenses) and the $3 million maximum on future payments will be increased to up to $4 million. The parties to the settlement exchanged mutual releases with respect to all claims they had against each other arising from all prior or existing relationships.

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review at the Patent Office for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”).  On October 11, 2013, the Patent Office partially granted the request and instituted an inter partes review.  On October 25, 2013, Straight Path IP Group filed a petition for rehearing, requesting review of the decision, which is pending.  We intend to vigorously defend the claims of the ’704 Patent. Although we believe that our patents are valid, they may be deemed invalid during the inter partes review.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. claiming infringement of two of its key patents (U.S. Patent Nos. 6,701,365 and 6,513,066).  Straight Path IP Group seeks both damages and injunctive relief from the defendants. Defendant Bandwidth.com has filed an answer and counterclaim.  Defendant Telesphere has filed an answer.  On October 18, 2013, Straight Path IP Group filed an Amended Complaint against Vocalocity and an answer to Bandwidth’s counterclaims.  The court has consolidated the cases, discovery has started, and a scheduling order has been issued setting the final pre-trial conference as February 20, 2014.

On August 1, 2013, Straight Path IP Group filed a complaint with the International Trade Commission (ITC) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd., LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc., Panasonic Corporation, Panasonic Corporation of North America, Sharp Corporation, Sharp Electronics Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc., Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc., and Vizio, Inc. Straight Path IP Group alleges that the respondents infringe three of its key patents  (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP Group seeks to exclude the allegedly infringing products from importation into the United States.  On September 4, 2013, the ITC instituted the investigation.  The respondents filed their answers on October 21, 2013.  Discovery is ongoing.  A procedural schedule has not been issued.

On August 1, 2013, Straight Path IP Group also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three key patents. Straight Path IP Group seeks damages in these actions.  With a co-pending ITC investigation involving the same patents, the defendants were entitled by statute to a stay of the district court proceedings.  All of the defendants, except Vizio, have asked the court for such a stay.  The court has granted the motions by the Sony and LG defendants, and the other stay motions are pending.  These actions, except against the LG defendants, have been consolidated.  Straight Path IP Group has not served the complaints, and a scheduling order has not been issued.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121).  Straight Path IP Group seeks damages in these actions.  The defendants, except ZTE Corporation, have either been served or have waived service of process.  A scheduling order has not been issued.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
Our Class B common stock is quoted on the NYSE MKT and trades under the symbol “STRP”.  Trading regular way commenced on the NYSE MKT on August 1, 2013.

On October 17, 2013, there were 1 holder of record of our Class A common stock and 276 holders of record of our Class B common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 28, 2013, the last sales price reported on the NYSE MKT for our Class B common stock was $5.82 per share.

We were formed in April 2013 and have never paid cash dividends. We do not anticipate paying dividends on our common stock until we achieve sustainable profitability (after satisfying all of our operational needs, including payments to the former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”)) and retain certain minimum cash reserves.  Following that time, it is our intention to distribute not less than 50% of our consolidated positive net earnings available for distribution to our stockholders.  Distributions will be subject to the need to retain earnings for investment in growth opportunities or the acquisition of complementary assets.  The nature of our operations is that, in the short term until our licensing, leasing, sale of rights in licenses and enforcement programs become more firmly established, we do not anticipate generating meaningful cash flows.  The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 16, 2014, which we will file with the SEC within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 6. Selected Financial Data.
Smaller reporting companies are not required to provide the information required by this Item. In accordance with Item 10-(f)(2)(ii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million, calculated based on the actual share price on the date of the Spin-Off, which was July 31, 2013, and the aggregate number of shares distributed to non-affiliates. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

OVERVIEW
We were formerly a subsidiary of IDT Corporation. On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company. As a result of the Spin-Off, each IDT stockholder received one share of our Class A common stock for every two shares of IDT Class A common stock and one share of our Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, we distributed 0.8 million shares of our Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of our Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

Our businesses consist of Straight Path Spectrum and Straight Path IP. We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP, subject to outstanding options held by a consultant to purchase another 0.5% of Straight Path IP from us. The Former SPSI CEO is entitled to receive payments out of revenue derived from certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million.  The payments arise under a settlement of certain claims more fully described under Item 3 to Part I “Legal Proceedings” in this Annual Report. In addition, the Former SPIP CEO (who is not the same person as the Former SPSI CEO) has asserted claim to the right to receive options to purchase another 5% of Straight Path IP Group’s common stock from us, at an exercise price of approximately $0.4 million. A portion of those rights and certain of the terms thereof are subject to a dispute between us and that individual. We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. One of such law firms has the right to 30% of the proceeds from any monetization of the Droplet patent portfolio, as such assets were received in settlement of litigation.

While many of the costs of being an independent public company were already borne by our business units either directly or by allocation of corporate overhead from IDT, we need to have the proper infrastructure in place to perform the necessary, legal, treasury, accounting, internal controls and reporting functions. We anticipate our total costs will increase by $500,000 per year as a result of being a public reporting company, although there is no assurance that the final costs will not exceed this amount.

Concentration of Customers
In fiscal 2013 and fiscal 2012, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31 (in thousands)	2013	2012
Customer:
Covad Communications Group	$165	$161
AT&T	134	124
Verizon	na	90

na-less than 10% of total revenues in the period

The loss of any of these major customers would have a material adverse effect on our results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES
Our combined and consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Combined and Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Intangible Assets with Indefinite Useful Lives
Intangible assets of $0.4 million at July 31, 2013 consists of the cost of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, we adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, we were required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. We would estimate the fair value of the asset using discounted cash flow methodologies, as well as considering third party market value indicators. Cash flow projections and fair value estimates, as well as assessing qualitative factors to determine whether it is more likely than not that an asset is impaired, require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods.

RESULTS OF OPERATIONS

Year Ended July 31, 2013 Compared to Year Ended July 31, 2012
We were incorporated in April 2013 in the state of Delaware. Our combined and consolidated financial statements include the assets, liabilities, results of operations and cash flows relating to the businesses included in the Spin-Off, and are reflected as if we were a separate entity and operated our business in all periods presented.

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the combined and consolidated results of operations.

Combined and Consolidated

	Fiscal Year ended July 31,		Change
	2013	2012	$	%
	(in millions)
Revenues	$1.1	$0.6	$0.5	104.2%
Direct cost of revenues	(0.6)	(0.1)	(0.5)	(583.3)
Selling, general and administrative	(3.1)	(1.0)	(2.1)	(208.3)
Gain on sale of rights in wireless spectrum	0.2	5.3	(5.1)	(97.2)
Loss on settlement of Straight Path Spectrum legal proceedings	(1.2)	—	(1.2)	nm
(Loss) income from operations	(3.6)	4.8	(8.4)	(175.6)
Interest income	—	—	—	39.4
Interest expense	—	—	—	(100.0)
Other income	—	—	—	(84.9)
Provision for income taxes	—	—	—	(67.7)
Net (loss) income	(3.6)	4.8	(8.4)	(176.0)
Net loss attributable to noncontrolling interests	0.4	—	0.4	nm
Net (loss) income attributable to Straight Path Communications Inc.	$(3.2)	$4.8	$(8.0)	(167.1)%

nm—not meaningful

Revenues.  Revenues consisted of $0.5 million in fiscal 2013 and $0.6 million in fiscal 2012 generated by Straight Path Spectrum, and $0.6 million in fiscal 2013 generated by Straight Path IP. No revenues were generated by Straight Path IP in fiscal 2012.

Direct cost of revenues. Direct cost of revenues increased due to an increase in the direct cost of revenues of Straight Path IP, which were related to revenues from litigation settlements in October and November 2012.

Selling, general and administrative expense.  Selling, general and administrative expenses increased in fiscal 2013 compared to fiscal 2012 is primarily due to increases in legal fees of both Straight Path Spectrum and Straight Path IP, as well as stock-based compensation related to a grant of 10% of the equity of Straight Path IP, other employee related expense in Straight Path IP, and the reversal of Straight Path Spectrum accrued lease termination costs that were recorded in a prior period.

Gain on sale of rights in wireless spectrum.  In March and April 2012, we closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of our LMDS and 39 GHz EA spectrum licenses covering metropolitan areas from our nationwide portfolio. In fiscal 2012, we received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, we settled certain claims of the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum and recorded an additional gain of $0.2 million.

Loss on settlement of Straight Path Spectrum legal proceedings. On June 6, 2013, IDT and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see “Straight Path Spectrum Segment” below). Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, which we recorded as follows. We attributed $0.3 million to the value of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO, and the remaining $1.2 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings”.

Net loss attributable to noncontrolling interests.  Net loss attributable to noncontrolling interests was $0.4 million and $33,000 in fiscal 2013 and fiscal 2012, respectively. The change in net loss attributable to noncontrolling interests was due to the 10% increase in the aggregate noncontrolling interests in Straight Path IP from 5.5% to 15.5%, as well as the increase in Straight Path IP’s net loss. On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP to Howard Jonas. In addition, the stock-based compensation expense of $0.7 million that we recorded for the grant of these shares contributed to the increase in Straight Path IP’s net loss in fiscal 2013 compared to fiscal 2012.

Straight Path Spectrum Segment

	Fiscal Year ended July 31,		Change
	2013	2012	$	%
	(in millions)
Revenues	$0.5	$0.6	$(0.1)	(5.1)%
Direct cost of revenues	(0.1)	(0.1)	—	(42.1)
Selling, general and administrative	(1.3)	(0.4)	(0.9)	(220.9)
Gain on sale of rights in wireless spectrum	0.2	5.3	(5.1)	(97.2)
Loss on settlement of legal proceedings	(1.2)	—	(1.2)	Nm
(Loss) income from operations	$(1.9)	$5.4	$(7.3)	(135.2)%

nm—not meaningful

Revenues.  Revenues decreased in fiscal 2013 compared to fiscal 2012 as a result of the loss of revenue from leases that expired or terminated, partially offset by revenue from new leases with current customers.

Direct cost of revenues. Direct cost of revenues include governmental fees and connectivity costs that decreased in fiscal 2013 compared to fiscal 2012 primarily due to the decrease in revenues.

Selling, general and administrative expense.  Selling, general and administrative expenses increased in fiscal 2013 compared to fiscal 2012 primarily due to an increase in legal fees as well as a reduction in the reversal of accrued lease termination costs that were recorded in a prior period.

Gain on sale of rights in wireless spectrum.  In March and April 2012, we closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of our LMDS and 39 GHz EA spectrum licenses covering metropolitan areas from our nationwide portfolio. In fiscal 2012, we received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, we settled certain claims of the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum and recorded an additional gain of $0.2 million.

Loss on settlement of legal proceedings. On June 6, 2013, IDT and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. The disputes related primarily to certain contractual and other alleged rights the Former SPSI CEO claimed to have with respect to certain wireless spectrum licenses owned by Straight Path Spectrum, including rights to a portion of future proceeds from licensing, leasing, and sale of rights in spectrum licenses. In connection with the settlement, and in consideration for the transfer of certain wireless spectrum licenses that an entity controlled by the Former SPSI CEO had purchased as agent for Straight Path Spectrum, the Former SPSI CEO’s relinquishment of his claimed rights for future proceeds from other wireless spectrum licenses owned by Straight Path Spectrum, and the releases referred to below, Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, and the Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. The future payments shall equal 50% of revenues, net of certain expenses, received from such activities with respect to the covered licenses that are to be retained by Straight Path Spectrum, up to a maximum of $3 million. Upon the transfer of certain additional wireless spectrum licenses to Straight Path Spectrum, IDT will be obligated to pay the Former SPSI CEO up to an additional $0.5 million and the $3 million maximum on future payments will be increased to up to $4 million. The parties to the settlement exchanged mutual releases with respect to all claims they had against each other arising from all prior or existing relationships.

We recorded the $1.5 million payment in fiscal 2013 in connection with the settlement with the Former SPSI CEO and parties related to the Former SPSI CEO as follows. We attributed $0.3 million to the value of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO, which was included in “Intangibles” in the combined and consolidated balance sheet at July 31, 2013, and the remaining $1.2 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings” in fiscal 2013 in the combined and consolidated statement of operations.

Straight Path IP Segment

	Fiscal Year ended July 31,		Change
	2013	2012	$	%
	(in millions)
Revenues	$0.6	$—	$0.6	nm
Direct cost of revenues	(0.5)	—	(0.5)	nm
General and administrative expense	(1.8)	(0.6)	(1.2)	(199.2)
Loss from operations	$(1.7)	$(0.6)	$(1.1)	(194.5)%

nm—not meaningful

Revenues. In January 2012, we filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of our key patents. We sought both damages and injunctive relief from the defendants. The defendants each filed an answer to the complaint and/or a counterclaim. A Markman hearing (also known as a claim construction hearing) was held on October 10, 2012, and on October 26, 2012, the judge issued an Opinion and Order that was favorable to us. In October and November 2012, we reached confidential settlement agreements with each of the three defendants. In connection with the settlements, we received cash and one of the defendants transferred to us a number of patents and patent applications and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications. In connection with the settlements, we recognized revenue of $0.6 million in fiscal 2013. The total settlement amounts aggregated $0.8 million, excluding contingent amounts for which collectability is not reasonably assured.

Direct cost of revenues. Direct cost of revenues in fiscal 2013 consisted of legal expenses directly related to revenues from the October and November 2012 litigation settlements described above. No direct cost of revenues was incurred in fiscal 2012.

General and administrative expense.  The increase in general and administrative expense in fiscal 2013 compared to fiscal 2012 was due to increases in stock-based compensation, legal fees and other employee related expense. On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP to Howard Jonas, Chairman and Chief Executive Officer of IDT. These Straight Path IP shares vested immediately. We recorded stock-based compensation expense of $0.7 million in fiscal 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date. The estimated fair value of the Straight Path IP shares was determined using the income approach based on expected future royalties. Legal fees, which relate to defending and enforcing our rights related to our patents, increased mainly due to the complaints and settlements described above.

LIQUIDITY AND CAPITAL RESOURCES

General
Historically, we have satisfied our cash requirements primarily through funding from IDT, proceeds from the sale of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We anticipate our total costs to increase by $500,000 per year as a result of being a public reporting company, although there is no assurance that the final costs will not exceed this amount. We currently expect that our cash and cash equivalents on-hand at July 31, 2013 will be sufficient to meet our anticipated cash requirements during fiscal 2014.

As of July 31, 2013, we had cash and cash equivalents of $15.0 million and working capital (current assets less current liabilities) of $13.5 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any liabilities arising or related to the period prior to the Spin-Off.

(in millions)	Year ended July 31,
	2013	2012
Cash flows (used in) provided by
Operating activities	$(2.6)	$(1.1)
Investing activities	(0.4)	7.0
Financing activities	15.4	(3.9)
Increase in cash and cash equivalents	$12.4	$2.0

Operating Activities
Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable.

On June 6, 2013, IDT and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, which we recorded as follows. We attributed $0.3 million to the value of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO, and the remaining $1.2 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings” in the combined and consolidated statement of operations, and was included in “Net cash used in operating activities” in the combined and consolidated statement of cash flows.

Investing Activities
Proceeds from sale of rights in wireless spectrum partitioned and/or disaggregated from eight of our LMDS and 39 GHz EA spectrum licenses of $6.8 million in fiscal 2012 were due to the transactions consummated in March and April 2012. We recorded a gain on the sale of rights in wireless spectrum of $5.3 million in fiscal 2012.

Purchase of spectrum licenses of $0.4 million in fiscal 2013 was from the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO.

In fiscal 2012, we received cash of $0.2 million upon the maturity of a certificate of deposit.

Financing Activities
During all periods presented, IDT provided us with the cash required to fund our working capital requirements and our operations. In fiscal 2013, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $15.4 million, which included cash of $1.0 million that IDT invested in Straight Path Spectrum, as well as cash transferred by IDT to us in connection with the Spin-Off such that we had approximately $15 million in cash at the time of the Spin-Off. In fiscal 2012, our repayments to IDT net of expenses paid by IDT on our behalf were $3.3 million. In addition, in fiscal 2013 and fiscal 2012, $2.8 million and $233.4 million, respectively, of amounts due from us to IDT were contributed by IDT to our equity, such that we were not required to use cash to settle the liability and our debt to IDT was reduced.

In the first quarter of fiscal 2010, we converted a liability of $2.0 million into an unsecured note payable. The note incurred interest at an annual rate of 5.1% and was payable in three annual payments of $0.7 million, which included principal and interest. The note was fully repaid in October 2011.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. Following that time, it is our intention to distribute not less than 50% of our consolidated positive net earnings available for distribution to our stockholders. Distributions will be subject to the need to retain earnings for investment in growth opportunities or the acquisition of complementary assets. The nature of our operations is that, in the short term until our licensing, leasing, sale of rights in wireless spectrum and enforcement programs become more firmly established, we do not anticipate generating meaningful cash flows. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments
We have no future contractual obligations or other commercial commitments as of July 31, 2013, other than as follows: In April 2013, we entered into a lease agreement for our corporate headquarters in Richmond, Virginia for a term of twelve months beginning on May 1, 2013 and ending on April 30, 2014 at a monthly rent of $800, and in July 2013, we entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey for one year commencing on August 1, 2013 and ending on July 31, 2014 for aggregate rent of $8,800.

Off-Balance Sheet Arrangements
As of July 31, 2013, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any liabilities arising or related to the period prior to the Spin-Off.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon are set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of July 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and form of the SEC. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of July 31, 2013.

Management's Report on Internal Control Over Financial Reporting.  This Annual Report on Form 10-K does not include a report on management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm.  This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. In addition, as long as we remain a non-accelerated filer we are exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2014).

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of our executive officers and directors along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers
Davidi Jonas - Chairman of the Board, Chief Executive Officer and President
Jonathan Rand - Chief Financial Officer

Management Directors
Davidi Jonas

Independent Directors
K. Chris Todd – Partner at the law firm of Kellog, Huber, Hansen, Todd, Evans & Figel, P.L.L.C.

William F. Weld – Partner at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (Mintz Levin) and a principal of ML Strategies, LLC, a consulting affiliate of Mintz Levin.

Fred Z. Zeidman - Chairman of the Board of Petroflow Energy Corporation and Chairman of the Board of Petro River Oil Corporation.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2013, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our website (http://spathinc.com/investors) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the SEC. We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer. A copy of the code of business conduct and ethics is available on our website.

Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2013, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firms on Combined and Consolidated Financial Statements

Combined and Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Combined and Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

2.1(1)	Separation and Distribution Agreement, dated July 31, 2013

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	By-laws of the Registrant

10.1(1)	2013 Stock Option and Incentive Plan#

10.2(1)	Transition Services Agreement, dated July 31, 2013

10.3(1)	Tax Separation Agreement, dated July 31, 2013

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Zwick & Banyai, PLLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
# Management contract or compensatory plan or arrangement.

(1)           Incorporated by reference to the Company’s Form 10-12G/A filed July 31, 2013.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer
Date:    October 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Davidi Jonas	Chief Executive Officer, President and Director (Principal Executive Officer)	October 29, 2013
Davidi Jonas

/s/ Jonathan Rand	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2013
Jonathan Rand

/s/ K. Chris Todd	Director	October 29, 2013
K. Chris Todd

/s/ William F. Weld	Director	October 29, 2013
William F. Weld

/s/ Fred S. Zeidman	Director	October 29, 2013
Fred S. Zeidman

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

STRAIGHT PATH COMMUNICATIONS INC.

Report of Independent Registered Public Accounting Firm	F-2

Combined and Consolidated Balance Sheets as of July 31, 2013 and 2012	F-3

Combined and Consolidated Statements of Operations for the Years Ended July 31, 2013 and 2012	F-4

Combined and Consolidated Statements of Equity (Deficit) for the Years Ended July 31, 2013 and 2012	F-5

Combined and Consolidated Statements of Cash Flows for the Years Ended July 31, 2013 and 2012	F-6

Notes to Combined and Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Straight Path Communications Inc.,

We have audited the accompanying combined and consolidated balance sheets of Straight Path Communications Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2013 and 2012, and the related combined and consolidated statements of operations, equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Straight Path Communications Inc. and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each year in the two-year period ended July 31, 2013, in conformity with generally accepted accounting principles in the United States of America.

/s/ Zwick and Banyai, PLLC

Zwick and Banyai, PLLC
Southfield, Michigan

October 29, 2013

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,000	$2,598
Trade accounts receivable, net of allowance for doubtful accounts of $4 and $11 as of July 31, 2013 and 2012, respectively	60	37
Other current assets	90	9
TOTAL CURRENT ASSETS	15,150	2,644
Prepaid expenses	239	171
Intangibles	350	—
TOTAL ASSETS	$15,739	$2,815
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1	$1
Accrued expenses	1,473	1,169
Deferred revenue	145	75
Income taxes payable	15	20
TOTAL CURRENT LIABILITIES	1,634	1,265
Deferred revenue—long-term portion	250	150
TOTAL LIABILITIES	1,884	1,415
Commitments and contingencies
EQUITY:
Straight Path Communications stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares-3,000; no shares issued	—	—
Class A common stock, $0.01 par value; authorized shares-2,000; 787 and nil shares issued and outstanding at July 31, 2013 and 2012, respectively	8	—
Class B common stock, $0.01 par value: authorized shares-40,000; 10,693 and nil shares issued and outstanding at July 31, 2013 and 2012, respectively	107	—
Additional paid-in capital	14,114	—
Group equity	—	1,478
Total Straight Path Communications stockholders’ equity	14,229	1,478
Noncontrolling interests	(374)	(78)
TOTAL EQUITY	13,855	1,400
TOTAL LIABILITIES AND EQUITY	$15,739	$2,815

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per-share data)	2013	2012
REVENUES	$1,130	$553
COSTS AND EXPENSES:
Direct cost of revenues	630	92
Selling, general and administrative	3,115	1,010
TOTAL COSTS AND EXPENSES	3,745	1,102
Gain on sale of rights in wireless spectrum	150	5,330
Loss on settlement of Straight Path Spectrum legal proceedings	(1,150)	—
(LOSS) INCOME FROM OPERATIONS	(3,615)	4,781
Interest income	11	8
Interest expense	—	(9)
Other income	—	1
(LOSS) INCOME BEFORE INCOME TAXES	(3,604)	4,781
Provision for income taxes	(8)	(25)
NET (LOSS) INCOME	(3,612)	4,756
Net loss attributable to noncontrolling interests	399	33
NET (LOSS) INCOME ATTRIBUTABLE TO STRAIGHT PATH COMMUNICATIONS INC.	$(3,213)	$4,789

(Loss) earnings per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.31)	$0.42
Diluted	$(0.31)	$0.39
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	10,504	11,424
Diluted	10,504	12,425

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)(in thousands)

	Class A Common Stock		Class B Common Stock			Additional Paid-In Capital		Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Group Equity
BALANCE AT JULY 31, 2011	—	$—	—	$—	$(236,768)	$—		$(45)	$(236,813)
Stock-based compensation	—	—	—	—	52	—		—	52
Amount due to IDT Corporation contributed to equity	—	—	—	—	233,405	—		—	233,405
Net income (loss) for the year ended July 31, 2012	—	—	—	—	4,789	—		(33)	4,756
BALANCE AT JULY 31, 2012	—	—	—	—	1,478	—		(78)	1,400
Stock-based compensation	—	—	—	—	572	—		103	675
Amount due to IDT Corporation contributed to equity	—	—	—	—	2,757	—		—	2,757
Capital contribution from IDT Corporation in connection with the Spin-Off	—	—	—	—	12,635	—		—	12,635
Incorporation of Company and share distribution on Spin-Off	787	8	10,693	107	(14,229)	14,114		—	—
Net loss for the year ended July 31, 2013	—	—	—	—	(3,213)	—		(399)	(3,612)
BALANCE AT JULY 31, 2013	787	$8	10,693	$107	$—	$14,114	$	$(374)	$13,855

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(3,612)	$4,756
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	675	52
Gain on sale of rights in wireless spectrum	—	(5,330)
Change in assets and liabilities:
Trade accounts receivable, net	(23)	26
Other current assets and prepaid expenses	(149)	15
Trade accounts payable and accrued expenses	305	(779)
Income taxes payable	(5)	20
Deferred revenue	172	114
Net cash used in operating activities	(2,637)	(1,126)
INVESTING ACTIVITIES
Proceeds from sale of rights in wireless spectrum	—	6,800
Purchase of spectrum licenses	(350)
Proceeds from maturity of certificate of deposit	—	240
Net cash (used in) provided by investing activities	(350)	7,040
FINANCING ACTIVITIES
Funding provided by (repayment of funding to) IDT Corporation, net	15,389	(3,250)
Repayment of note payable	—	(666)
Net cash provided by (used in) financing activities	15,389	(3,916)
Net increase in cash and cash equivalents	12,402	1,998
Cash and cash equivalents at beginning of year	2,598	600
Cash and cash equivalents at end of year	$15,000	$2,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments made for interest	$—	$34
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amount due to IDT Corporation contributed to equity	$2,757	$233,405

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business
Straight Path Communications Inc. (“Straight Path”), a Delaware corporation, was incorporated in April 2013. Straight Path’s businesses consist of 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), which holds, leases and markets fixed wireless spectrum licenses, and 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP”), which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

The “Company” in these financial statements refers to Straight Path, Straight Path Spectrum, and Straight Path IP on a combined and consolidated basis as if Straight Path existed and owned the above interests in these entities in all periods presented.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2013 refers to the fiscal year ending July 31, 2013).

Straight Path Spectrum, Inc.
Straight Path Spectrum holds a broad collection of exclusively licensed commercial fixed wireless spectrum licenses. These licenses, granted by the Federal Communications Commission (“FCC”) include eight hundred fourteen 39 GHz licenses and one hundred thirty three licenses in the local multipoint distribution service (“LMDS”) band. Straight Path Spectrum offers its customers point-to-point and point-to-multipoint wireless broadband digital telecommunications services. The broad geographical reach of the licenses enables Straight Path Spectrum to provide its services throughout the United States.

In October 2010, Straight Path Spectrum paid an aggregate of $0.2 million to renew certain of its 39 GHz FCC licenses and established a new expiration date of October 18, 2020 for these licenses. The Company included the license renewal costs in prepaid expenses, which is being charged to expense on a straight-line basis over the ten year term of the licenses.

Straight Path IP Group, Inc.
The Company believes that many parties are operating by infringing on Straight Path IP’s intellectual property, specifically one or more of Straight Path IP’s patents related to communications over the Internet. The Company is enforcing its rights and seeking to license its patents in order to generate revenue.

Straight Path IP’s patent portfolio consists of the NetSpeak Portfolio and the Droplet Portfolio described below.

(1)	NetSpeak Portfolio:

United States Patents Nos. 6,108,704; 6,131,121; 6,701,365; 6,513,066; 6,185,184; 6,829,645; 6,687,738; 6,009,469; 6,226,678; 7,149,208 and 6,178,453, and the foreign counterparts to U.S. Patent No. 6,108,704, listed below:

727702	Australia
764522	Australia
764583	Australia
764521	Australia
2231127	Canada
96197195.9	China
852868	Finland
852868	France
852868	Germany
1017192	Hong Kong
10-414512	Korea
212126	Mexico
51774	Singapore
852868	Sweden
852868	NI-096566
NI-096566	Taiwan

(collectively, the “NetSpeak patents”)  These patents are Straight Path IP’s core assets. The patents have finite lives, and the patents start to expire on September 25, 2015, although Straight Path IP may continue to enforce the patents for patent infringement that occurred before expiration. There is no guarantee that the patents will be adequately exploited or commercialized.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Two leading multi-national law firms are engaged to provide legal services with respect to the enforcement of Straight Path IP’s patents. The terms of the agreements with the firms provide for Straight Path IP to pay fees solely out of proceeds of recoveries (subject to certain exceptions if Straight Path IP terminates the relationship) up to a maximum of 40% of those proceeds, and for the firms to advance expenses of the litigation.

(2)	Droplet Portfolio:

United States Patents Nos. 6,825,780; 6,847,317; 7,844,122; 7,525,463; 8,279,098;
7,436,329; and 7,679,649 and a number of U.S. and foreign patent applications.

The Company’s Spin-Off
The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A and Class B, that was exchanged for all of the outstanding shares of the Company’s common stock held by IDT. The Spin-Off of the Company occurred by way of a pro rata distribution of the Company’s Class A common stock and Class B common stock held by IDT to IDT’s stockholders. In the distribution, on the distribution date, each IDT stockholder received one share of the Company’s Class A common stock for every two shares of IDT Class A common stock and one share of the Company’s Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, the Company distributed 0.8 million shares of its Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of its Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

Basis of Accounting
The accompanying financial statements for periods prior to the July 31, 2013 Spin-Off were prepared on a combined basis because the operations were under common control.

All material intercompany balances and transactions have been eliminated in combination and consolidation.

The combined and consolidated financial statements include the assets, liabilities, results of operations and cash flows of the entities included in the Spin-Off. The assets and liabilities in the accompanying financial statements are recorded at historical cost. Direct expenses historically incurred by IDT on behalf of the entities are reflected in these financial statements. The most significant expenses are as follows. Straight Path IP’s legal and professional fees, salaries and employee benefits have been allocated based on specific identification. Facility costs as well as certain salaries consisting of payroll, human resources, purchasing, accounts payable, treasury, network and telephone services, legal, travel, and consulting fees were allocated to these entities based on estimates of the incremental cost incurred by IDT. Medical and dental benefits were allocated to these entities based on rates similar to COBRA health benefit provision rates charged to former IDT employees. Stock-based compensation and retirement benefits under IDT’s defined contribution plan were allocated to these entities based on specific identification. Insurance was allocated to these entities based on a combination of headcount and specific policy identification. Management believes that the assumptions and methods of allocation used were reasonable. However, the costs as allocated are not necessarily indicative of the costs that would have been incurred if these entities operated on a stand-alone basis. Therefore, the combined and consolidated financial statements included herein may not necessarily be indicative of the financial position, results of operations, changes in equity and cash flows of the Company to be expected in the future or what they would have been had the Company been a separate stand-alone entity during the periods presented.

In order for the Company to meet its obligations and other cash flow needs, IDT transferred cash to the Company such that the Company had approximately $15 million in cash at the time of the Spin-Off, which management believes will be sufficient to meet the Company’s cash requirements during fiscal 2014.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassification
License renewal costs of $21,000 previously included in “Other current assets” in the combined balance sheet at July 31, 2012 have been reclassified to “Prepaid expenses” to conform to the current year’s presentation.

Revenue Recognition
Straight Path Spectrum lease revenues are recognized on a straight line basis over the contractual lease period, which generally range from one to three years. Revenues from sale of rights in FCC licenses are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Revenues from sale of rights in FCC licenses less applicable costs of the sale are classified as “Gain on sale of rights in wireless spectrum” in the accompanying Combined and Consolidated Statements of Operations.

Straight Path Spectrum recorded the amounts that the Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) was entitled to, related to leases, in “Selling, general and administrative” expense, in the same period the related revenues were recognized. Straight Path Spectrum recorded the amounts that the Former SPSI CEO was entitled to, related to the sale of rights in spectrum, in “Gains on sale of rights of wireless spectrum”, in the same period the related revenues were recognized. (See Note 10).

Straight Path IP licenses its portfolio of patents to companies who use these patents in the provision of their service. The contractual terms of the license agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Straight Path IP generally recognizes revenue on a straight-line basis over the contractual term of the license, once collectability of the amounts is reasonably assured. For the licensing agreements with variable royalty payments which are based on a percentage of sales, Straight Path IP earns royalties at the time that the customers’ sales occur. Straight Path IP’s customers, however, do not report and pay royalties owed for sales in any given period until after the conclusion of that period. As Straight Path IP is unable to estimate the customers’ sales in any given period to determine the royalties due to Straight Path IP, it recognizes royalty revenues when sales and royalties are reported by customers and when other revenue recognition criteria are met.

In addition, Straight Path IP may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments and future royalty payments) is allocated to each element of the settlement based on the fair value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Straight Path IP does not recognize any revenues prior to execution of the agreement since there is no reliable basis on which it can estimate the amounts for royalties related to previous periods or assess collectability.

Direct Cost of Revenues
Direct cost of revenues for Straight Path Spectrum consists primarily of network and connectivity costs and associated regulatory taxes and fees. Such costs are charged to expense as incurred.  Direct cost of revenues for Straight Path IP consists of legal expenses directly related to revenues from litigation settlements.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Intangibles
Intangibles consists of the cost of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see Note 8). The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, the Company adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. The Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, the Company was required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Income Taxes
The accompanying financial statements include provisions for federal and state income taxes on a separate tax return basis.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense.

Contingencies
The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding or assumed to have been outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares assumed to have been outstanding is increased to include restricted stock subject to risk of forfeiture, unless the effect of such increase in anti-dilutive.

Stock-Based Compensation
The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair Value Measurements
Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 –	quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 –
quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 –	unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written-off upon final determination that the trade accounts will not be collected. The change in the allowance for doubtful accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$11	$—	$(7)	$4
2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$11	$—	$—	$11

Note 2—Fair Value Measurements

At July 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At July 31, 2013 and 2012, the carrying amounts of the financial instruments included in cash and cash equivalents, other current assets and accrued expenses approximate fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets and accrued expenses were classified as Level 2 of the fair value hierarchy. The estimated fair value of the Company’s financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Note 3—Income Taxes

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2013	2012
Deferred income tax assets:
Accrued expenses	$177	$118
Net operating loss	50,620	49,864
Total deferred income tax assets	50,797	49,982
Valuation allowance	(50,797)	(49,982)
DEFERRED INCOME TAX ASSETS, NET	$—	$—

Because of the way it is structured, the Company will file separate income tax returns for its separate businesses. Because of its losses in the current and previous years, the Company concluded that it does not meet the criteria of more likely than not in order to utilize its deferred federal income tax assets in the foreseeable future. Accordingly, the Company recorded a valuation allowance against its deferred Federal income tax assets.

Winstar Holdings, LLC (“Winstar”) is a wholly-owned affiliate treated as a partnership for Federal income tax purposes. Winstar has material net operating losses that are “suspended” in accordance with section 704(d) of the Internal Revenue Code, and accordingly, are not available to the Company. As a consequence of the “suspension”, no deferred tax asset is reflected herein with respect of such net operating losses. If any part of such net operating losses does become available, it will be reported and appropriate disclosures made.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The provision for (benefit from) income taxes consists of the following:

Year ended July 31 (in thousands)	2013	2012
Current:
Federal	$(560)	$(172)
State and local	(113)	(42)
	(673)	(214)
Deferred:
Federal	560	192
State and local	121	47
	681	239
PROVISION FOR INCOME TAXES	$8	$25

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2013	2012
U.S. federal income tax at statutory rate	$1,445	$1,912
Valuation allowance	(1,445)	(1,889)
State and local income tax, net of federal benefit	8	2
PROVISION FOR INCOME TAXES	$8	$25

At July 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $127 million and $125 million, respectively. These carry-forward losses are available to offset future U.S. federal and state taxable income. The U.S. federal net operating loss carryforwards will start to expire in fiscal 2022, with fiscal 2012’s loss expiring in fiscal 2033. The state net operating loss carryforwards will start to expire in fiscal 2022, with fiscal 2012’s loss expiring in fiscal 2033. Straight Path IP has state net operating loss carryforwards of approximately $2.3 million, all other net operating loss carryforwards relate to Straight Path Spectrum.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The change in the valuation allowance for deferred income taxes was as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2013
Reserves deducted from deferred income taxes, net:
Valuation allowance	$49,982	$815	$—	$50,797
2012
Reserves deducted from deferred income taxes, net:
Valuation allowance	$52,107	$—	$(2,125)	$49,982

The Company had no unrecognized income tax benefits at July 31, 2013 or 2012.

The Company was a member of IDT’s consolidated group, therefore its income or loss were included in IDT’s tax return and did not remain with the Company following the Spin-Off. IDT currently remains subject to examinations of its consolidated U.S. federal tax returns for fiscal years 2009 through fiscal 2013, and state and local tax returns generally for fiscal 2008 through fiscal 2013.

Note 4— Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2013	2012
Accrued sales commissions	$1	$898
Accrued taxes	124	124
Accrued professional fees	901	116
Accrued compensation	403	—
Other	44	31
TOTAL	$1,473	$1,169

Note 5— Note Payable

In the first quarter of fiscal 2010, the Company converted a liability of $2.0 million into an unsecured note payable. The note incurred interest at an annual rate of 5.1% and was payable in three annual payments of $0.7 million, which included principal and interest. The note was fully repaid in October 2011.

Note 6—Equity

Class A Common Stock and Class B Common Stock
The rights of holders of shares of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. Shares of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board of Directors. In addition, shares of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. Shares of Class A common stock are entitled to three votes per share and shares of Class B common stock are entitled to one-tenth of a vote per share. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

Preferred Stock
The Company’s Board of Directors has the authority to fix the price, rights, preferences, privileges and restrictions, including voting rights, of shares of the Company’s Preferred Stock without any further vote or action by the stockholders.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Dividend
The Company does not anticipate paying dividends on its common stock until it achieves sustainable profitability (after satisfying all of its operational needs, including payments to the Former SPSI CEO) and retains certain minimum cash reserves.  Following that time, it is the Company’s intention to distribute not less than 50% of its consolidated positive net earnings available for distribution to its stockholders.  Distributions will be subject to the need to retain earnings for investment in growth opportunities or the acquisition of complementary assets.  The nature of the Company’s operations is that, in the short term until its enforcement and licensing, leasing and sales programs become more firmly established, the Company does not anticipate generating meaningful cash flows.  The payment of dividends in any specific period will be at the sole discretion of the Company’s Board of Directors.

Note 7— Stock-Based Compensation

The Company adopted effective as of July 31, 2013, the 2013 Stock Option and Incentive Plan (the “Plan”). There are 678,532 shares of the Company’s Class B common stock reserved for the grant of awards under the Plan.

In the Spin-Off, the exercise price of each outstanding option to purchase IDT Class B common stock that was issued by IDT was proportionately reduced based on the relative trading prices of IDT and the Company following the Spin-Off. Further, each holder of an option to purchase IDT Class B common stock received a ratable share in a pool of options to purchase 32,155 shares of the Company’s Class B common stock (which was based on 10% of the outstanding options to purchase 641,567 shares of IDT Class B common stock issued by IDT and the 1 for 2 distribution ratio of the Spin-Off). The exercise price of the Company’s options is $5.67 per share which is equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The expiration date of the Company’s options is equal to the later of (i) the expiration of the IDT option held by such option holder and (ii) a date on or about the first anniversary of the Spin-Off when the Company’s insiders will be free to trade in shares of the Company under the Company’s insider trading policy. The options to purchase shares of the Company were issued under the Company’s Plan. The adjustment to the exercise price of the options to purchase IDT shares and the issuance of the 32,155 options to purchase the Company’s shares were accounted for as a modification. No incremental charge was required as a result of the modification.

On August 2, 2013, the Company granted its non-employee directors an aggregate of 3,750 shares of the Company’s Class B common stock with an aggregate fair value of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Davidi Jonas, the Company’s Chief Executive Officer and President, 229,608 restricted shares of Class B Common Stock, and Jonathan Rand, the Company’s Chief Financial Officer and Treasurer, 38,268 restricted shares of Class B Common Stock. Both grants of restricted shares will vest as to one-third of the granted shares on each of August 2, 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate fair value of the grant was $1.5 million which will be charged to expense on a straight line basis over the vesting period.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one share of the Company’s Class B common stock for every two restricted shares of IDT that they held as of the record date for the Spin-Off. The Company issued an aggregate of 1.0 million restricted shares of its Class B common stock to the holders of restricted Class B common stock of IDT. Such shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares.

On April 15, 2013, a consultant was granted a stock option to purchase up to 0.5% of the outstanding shares of common stock of Straight Path IP. The option vests 33.2% immediately, 33.4% on May 31, 2013 and 33.4% on May 31, 2014. The estimated value of this grant was $13,318 which Straight Path IP will recognize using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 51% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 0.8% and (3) an expected term of four years. The estimated fair value of the underlying Straight Path IP shares was determined using the income approach based on expected future royalties.

On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP to Howard Jonas, Chairman and Chief Executive Officer of IDT. These Straight Path IP shares vested immediately. The Company recorded stock-based compensation expense of $0.7 million in fiscal 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date. The estimated fair value of the Straight Path IP shares was determined using the income approach based on expected future royalties.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

In May 2011, Straight Path IP entered into an employment agreement with its then Chief Executive Officer (the “Former SPIP CEO”), pursuant to which Straight Path IP committed to grant options to the Former SPIP CEO to purchase shares of Straight Path IP’s common stock representing 5.0% of Straight Path IP’s outstanding equity, at an exercise price of approximately $0.4 million. The options vested monthly from May 2011 through April 2015. The estimated value of this grant was $0.2 million which Straight Path IP was recognizing using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 49% based on the historical volatility of a comparable company and other factors, (2) a discount rate of 2.2% and (3) an expected term of six years. The fair value of the underlying Straight Path IP shares was determined using the income approach. The Company recorded stock-based compensation expense related to this grant of $13,000 and $52,000 in fiscal 2013 and fiscal 2012, respectively. The Company ceased recording stock-based compensation upon the termination of the Former SPIP CEO, and such options are now subject to dispute by us, as discussed in Note 8.

Note 8—Commitments and Contingencies

Legal Proceedings
On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the Former SPIP CEO’s employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. The parties have selected an arbitrator, commenced discovery, and set a case management schedule. The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the defendant’s counterclaims. At the current time, the Company cannot reasonably estimate its likely exposure in this matter.

On or about December 31, 2012, the Former SPSI CEO, and a related party (the “Related Entity”) filed a complaint in New York County against IDT Corporation, IDT Spectrum, Inc., IDT Spectrum, LLC, and certain IDT executives (collectively “the Spectrum Defendants”) seeking (a) a declaration that the Related Entity was the sole owner of certain wireless spectrum licenses acquired in May 2012 in the Related Party’s name, (b) an award of money damages to compensate for alleged economic injury caused by the Spectrum Defendants’ alleged interference with plaintiffs’ existing and prospective business relationships, (c) for the court to impose a constructive trust over the proceeds of the Straight Path Spectrum, Inc. portfolio in order to ensure that it is managed in a manner that maximizes its value, and (d) damages for breach of fiduciary duty. That case was removed to federal court on February 5, 2013.

On February 1, 2013, IDT Corporation, IDT Spectrum, Inc., and IDT Spectrum LLC (“IDT Plaintiffs”) filed a complaint against the Former SPSI CEO and other parties in United Stated District Court for the District of New Jersey. The IDT Plaintiffs also moved for a temporary restraining order and preliminary injunction. On February 5, 2013, the court granted IDT’s motion for a temporary restraining order. Following an evidentiary hearing, the court reserved decision regarding issuance of a preliminary injunction.

On June 6, 2013, IDT Corporation and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and related parties described in the preceding two paragraphs. The disputes related primarily to certain contractual and other alleged rights the Former SPSI CEO claimed to have with respect to certain wireless spectrum licenses owned by Straight Path Spectrum, including rights to a portion of future proceeds from licensing, leasing, and sale of rights in spectrum licenses. In connection with the settlement, and in consideration for the transfer of certain wireless spectrum licenses that an entity controlled by the Former SPSI CEO had purchased as agent for Straight Path Spectrum, the Former SPSI CEO’s relinquishment of his claimed rights for future proceeds from other wireless spectrum licenses owned by Straight Path Spectrum, and the releases referred to below, Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, and the Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. The future payments shall equal 50% of revenues, net of certain expenses, received from such activities with respect to the covered licenses that are to be retained by Straight Path Spectrum, up to a maximum of $3 million. Upon the transfer of certain additional wireless spectrum licenses to Straight Path Spectrum, IDT will be obligated to pay the Former SPSI CEO up to an additional $0.5 million and the $3 million maximum on future payments will be increased to up to $4 million. The parties to the settlement exchanged mutual releases with respect to all claims they had against each other arising from all prior or existing relationships.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company recorded the $1.5 million payment in fiscal 2013 in connection with the settlement with the Former SPSI CEO and parties related to the Former SPSI CEO as follows. The Company attributed $0.3 million to the value of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO, which was included in “Intangibles” in the combined and consolidated balance sheet at July 31, 2013, and the remaining $1.2 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings” in fiscal 2013 in the combined and consolidated statement of operations. In addition, the Company reversed accrued amounts due to the Former SPSI CEO and parties related to the Former SPSI CEO related to the March and April 2012 sale of rights in wireless spectrum (see Note 10) and recorded a gain in fiscal 2013 of $0.2 million that was included in “Gain on sale of rights in wireless spectrum” in the combined and consolidated statement of operations.

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review at the Patent Office for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”).  On October 11, 2013, the Patent Office partially granted the request and instituted an inter partes review. On October 25, 2013, Straight Path IP Group filed a petition for rehearing, requesting review of the decision, which is pending.  We intend to vigorously defend the claims of the ’704 Patent. Although we believe that our patents are valid, they may be deemed invalid during the inter partes review.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. claiming infringement of two of its key patents (U.S. Patent Nos. 6,701,365 and 6,513,066). Straight Path IP Group seeks both damages and injunctive relief from the defendants. Defendant Bandwidth.com has filed an answer and counterclaim. Defendant Telesphere has filed an answer. On October 18, 2013, Straight Path IP Group filed an Amended Complaint against Vocalocity and an answer to Bandwidth’s counterclaims.  The court has consolidated the cases, discovery has started, and a scheduling order has been issued setting the final pre-trial conference as February 20, 2014

On August 1, 2013, Straight Path IP Group filed a complaint with the International Trade Commission (“ITC”) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd., LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc., Panasonic Corporation, Panasonic Corporation of North America, Sharp Corporation, Sharp Electronics Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc., Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc., and Vizio, Inc. The Company alleges that the respondents infringe three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP Group seeks to exclude the allegedly infringing products from importation into the United States. On September 4, 2013, the ITC instituted the investigation. The respondents filed their answers on October 21, 2013. Discovery is ongoing. A procedural schedule has not been issued.

On August 1, 2013, Straight Path IP Group also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three key patents. Straight Path IP Group seeks damages in these actions. With a co-pending ITC investigation involving the same patents, the defendants were entitled by statute to a stay of the district court proceedings. All of the defendants, except Vizio, have asked the court for such a stay. The court has granted the motions by the Sony and LG defendants, and the other stay motions are pending. These actions, except against the LG defendants, have been consolidated. Straight Path IP Group has not served the complaints, and a scheduling order has not been issued.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP Group seeks damages in these actions. The defendants, except ZTE Corporation, have either been served or have waived service of process. A scheduling order has not been issued.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Commitments
In April 2013, the Company entered into a lease agreement for its corporate headquarters in Richmond, Virginia for a term of twelve months beginning on May 1, 2013 and ending on April 30, 2014 at a monthly rent of $800. In July 2013, the Company entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey for one year commencing on August 1, 2013 and ending on July 31, 2014 for aggregate rent of $8,800.

Rental expense under operating leases was $13,000 and $15,000 in fiscal 2013 and fiscal 2012, respectively.

FCC License Renewal
As of October 24, 2013, Straight Path Spectrum has eight hundred fourteen 39 GHz Economic Area (“EA”) licenses with an expiration date of October 18, 2020. Straight Path Spectrum has filed its substantial service performance filings for its 39 GHz EA licenses, and these showings have been accepted by the FCC.

Straight Path Spectrum also has thirty four active 39 GHz Rectangular Service Area (“RSA”) common carrier licenses, the vast majority of which expire in early to mid-2017. Straight Path Spectrum has filed substantial service showings for all of these active 39 GHz RSA licenses and these showings have been accepted by the FCC.

In addition, Straight Path Spectrum holds one hundred and thirty three LMDS licenses in the 28 GHz range, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018, and the New York City LMDS license expires on February 1, 2016. Straight Path Spectrum has met its substantial service build-out obligations for these LMDS licenses.

Note 9—Related Party Transactions

In connection with the Spin-Off, the Company and IDT entered into a Separation and Distribution Agreement and a Tax Separation Agreement to complete the separation of the Company’s businesses from IDT and to distribute the Company’s common stock to IDT’s stockholders. These agreements govern the relationship between the Company and IDT after the distribution and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the distribution. These agreements reflect terms between affiliated parties established without arms-length negotiation. The Company believes that the terms of these agreements equitably reflect the benefits and costs of the Company’s ongoing relationships with IDT.

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off.

The Company also entered into a Transition Services Agreement, pursuant to which IDT will continue to provide certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off.

IDT charged the Company for certain transactions and allocates routine expenses based on company specific items. In addition, IDT controlled the flow of the Company’s treasury transactions. In fiscal 2013 and fiscal 2012, IDT allocated to the Company an aggregate of $0.7 million and $1.1 million, respectively, for payroll, benefits, insurance, facilities and other expenses, which were included in “Selling, general and administrative expense” in the combined and consolidated statements of operations. In addition, in both fiscal 2013 and fiscal 2012, IDT charged the Company an aggregate of $0.1 million for regulatory fees, connectivity charges and legal expenses, which was included in “Direct cost of revenues” in the combined and consolidated statements of operations. In all periods presented, the Company was included in IDT’s consolidated federal income tax return.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The change in the Company’s liability to IDT was as follows:

Year ended July 31 (in thousands)	2013	2012
Balance at beginning of year	$—	$236,655
Payments by IDT on behalf of the Company	1,008	1,767
Deferred taxes offset against IDT net operating losses	12	3
Cash repayments, net of advances	1,737	(5,020)
Amount due to IDT contributed to equity	(2,757)	(233,405)
Balance at end of year	$—	$—
Average balance during the year	$1,099	$118,328

Note 10—Revenues and Gain on Sale of Rights in Wireless Spectrum

Revenues
In fiscal 2013 and fiscal 2012, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31 (in thousands)	2013	2012
Customer:
Covad Communications Group	$165	$161
AT&T	134	124
Verizon	na	90

na-less than 10% of total revenues in the period

The loss of any of these major customers would have a material adverse effect on the Company’s results of operations and cash flows.

Revenue From Patent Infringement
In January 2012, Straight Path IP filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. Straight Path IP sought both damages and injunctive relief from the defendants. The defendants each filed an answer to the complaint and/or a counterclaim. A Markman hearing (also known as a claim construction hearing) was held on October 10, 2012, and on October 26, 2012, the judge issued an Opinion and Order that was favorable to Straight Path IP. In October and November 2012, Straight Path IP reached confidential settlement agreements with each of the three defendants. In connection with the settlements, Straight Path IP received cash and one of the defendants transferred to Straight Path IP a number of patents and patent applications and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications. In connection with the settlements, Straight Path IP recognized revenue of $0.6 million in fiscal 2013. The total settlement amounts aggregated $0.8 million, excluding contingent amounts for which collectability is not reasonably assured. These settlement agreements include license fees for the duration of the license term. The license term is through the expiration of the licenses in September 2015.

Gain on Sale of Rights in Wireless Spectrum
In March and April 2012, Straight Path Spectrum closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of its LMDS and 39 GHz EA spectrum licenses covering metropolitan areas from its nationwide portfolio. In fiscal 2012, Straight Path Spectrum received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, Straight Path Spectrum settled certain claims of the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum and recorded an additional gain of $0.2 million (see Note 8).

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11—Business Segment Information

The Company has two reportable business segments, Straight Path Spectrum, which holds, leases and sells fixed wireless spectrum, and Straight Path IP, which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. There are no significant asymmetrical allocations to segments.

Operating results for the business segments of the Company were as follows:

(in thousands)	Straight Path Spectrum	Straight Path IP	Total
Year ended July 31, 2013
Revenues	$525	$605	$1,130
Loss from operations	(1,891)	(1,724)	(3,615)
Gain on sale of rights in wireless spectrum included in loss from operations	150	—	150
Loss on settlement of Straight Path Spectrum legal proceedings included in loss from operations	(1,150)	—	(1,150)
Year ended July 31, 2012
Revenues	$553	$—	$553
Income (loss) from operations	5,366	(585)	4,781
Gain on sale of rights in wireless spectrum included in income from operations	5,330	—	5,330

Total assets for the business segments of the Company were as follows:

(in thousands)	Straight Path Spectrum	Straight Path IP	Total
Total assets:
July 31, 2013	$3,642	$12,097	$15,739
July 31, 2012	$2,574	$241	$2,815

None of the company’s revenues were generated outside of the United States in fiscal 2013 or fiscal 2012. The Company did not have any assets outside the United States at July 31, 2013 or 2012.