Form 10-K/A
period 2013-07-31
Straight Path Communications Inc.
filed 2013-10-30
CIK 1574460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Straight Path Communications Inc. for the year ended July 31, 2013, filed with the Securities and Exchange Commission on October 29, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-K.

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

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

2.1(1)	Separation and Distribution Agreement, dated July 31, 2013

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	By-laws of the Registrant

10.1(1)	2013 Stock Option and Incentive Plan#

10.2(1)	Transition Services Agreement, dated July 31, 2013

10.3(1)	Tax Separation Agreement, dated July 31, 2013

21.1(2)	Subsidiaries of the Registrant

23.1(2)	Consent of Zwick & Banyai, PLLC

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
# Management contract or compensatory plan or arrangement.

(1)           Incorporated by reference to the Company’s Form 10-12G/A filed July 31, 2013.
(2)           Incorporated by reference to the Company’s Form 10-K filed October 29, 2013.

27

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer
Date:    October 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Davidi Jonas	Chief Executive Officer, President and Director	October 29, 2013
Davidi Jonas	(Principal Executive Officer)

/s/ Jonathan Rand	Chief Financial Officer (Principal Financial Officer and	October 29, 2013
Jonathan Rand	Principal Accounting Officer)

/s/ K. Chris Todd	Director	October 29, 2013
K. Chris Todd

/s/ William F. Weld	Director	October 29, 2013
William F. Weld

/s/ Fred S. Zeidman	Director	October 29, 2013
Fred S. Zeidman