Form 10-Q
period 2013-10-31
Straight Path Communications Inc.
filed 2013-12-16
CIK 1574460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36015

STRAIGHT PATH COMMUNICATIONS INC.

(Exact Name of Registrant as Specified in its Charter)
_______________________

Delaware	45-2457757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia	23059
(Address of principal executive offices)	(Zip Code)

(804) 433-1522
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☒

As of December 10, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	10,974,934 shares outstanding

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

	October 31, 2013	July 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$14,908	$15,000
Trade accounts receivable, net of allowance for doubtful accounts of $4 at October 31, 2013 and July 31, 2013	32	60
Other current assets	90	90
Total current assets	15,030	15,150
Prepaid expenses	220	239
Intangibles	350	350
Total assets	$15,600	$15,739
Liabilities and equity
Current liabilities:
Trade accounts payable	$2	$1
Accrued expenses	1,453	1,473
Due to IDT Corporation	159	—
Deferred revenue	150	145
Income taxes payable	15	15
Total current liabilities	1,779	1,634
Deferred revenue—long-term portion	227	250
Total liabilities	2,006	1,884
Commitments and contingencies
Equity:
Straight Path Communications stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—3,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,000; 787 shares issued and outstanding at October 31, 2013 and July 31, 2013	8	8
Class B common stock, $.01 par value; authorized shares—40,000; 10,975 and 10,693 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	110	107
Additional paid-in capital	14,267	14,114
Accumulated deficit	(391)	—
Total Straight Path Communications stockholders’ equity	13,994	14,229
Noncontrolling interests	(400)	(374)
Total equity	13,594	13,855
Total liabilities and equity	$15,600	$15,739

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands, except per share data)
Revenues	$127	$468
Costs and expenses:
Direct cost of revenues	28	306
Selling, general and administrative	569	1,636
Total costs and expenses	597	1,942
Loss from operations	(470)	(1,474)
Interest income	3	3
Income from IDT Corporation payments of liabilities	50	—
Loss before income taxes	(417)	(1,471)
(Provision for) benefit from income taxes	—	—
Net loss	(417)	(1,471)
Net loss attributable to noncontrolling interests	26	210
Net loss attributable to Straight Path Communications Inc.	$(391)	$(1,261)

Basic and diluted loss per share attributable to Straight Path Communications Inc. stockholders	$(0.04)	$(0.11)

Weighted-average number of shares used in calculation of basic and diluted loss per share	10,508	11,417

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Operating activities
Net loss	$(417)	$(1,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	156	1,230
Change in assets and liabilities:
Trade accounts receivable, net	29	(28)
Other current assets and prepaid expenses,	18	(168)
Trade accounts payable and accrued expenses	(19)	81
Due to IDT Corporation	159	—
Deferred revenue	(18)	121
Net cash used in operating activities	(92)	(235)
Financing activities
Funding provided by IDT Corporation, net of repayments	—	460
Net cash provided by financing activities	—	460
Net (decrease) increase in cash and cash equivalents	(92)	225
Cash and cash equivalents at beginning of period	15,000	2,598
Cash and cash equivalents at end of period	$14,908	$2,823
Supplemental schedule of non-cash investing and financing activities
Amount due to IDT Corporation contributed to equity	$—	$460

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited combined and consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. The balance sheet at July 31, 2013 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path was incorporated in April 2013. Straight Path’s businesses consist of 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), which holds, leases and markets fixed wireless spectrum licenses, and 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP”), which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. The “Company” in these financial statements refers to Straight Path, Straight Path Spectrum, and Straight Path IP on a combined and consolidated basis as if Straight Path existed and owned the above interests in these entities in all periods presented.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A and Class B. The Spin-Off of the Company occurred by way of a pro rata distribution of the Company’s Class A common stock and Class B common stock held by IDT to IDT’s stockholders. On the distribution date, each IDT stockholder received one share of the Company’s Class A common stock for every two shares of IDT Class A common stock and one share of the Company’s Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, the Company distributed 0.8 million shares of its Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of its Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2014 refers to the fiscal year ending July 31, 2014).

Note 2—Fair Value Measurements

At October 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At October 31, 2013 and July 31, 2013, the carrying amounts of the financial instruments included in cash and cash equivalents, other current assets, accrued expenses and due to IDT Corporation approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, accrued expenses and due to IDT Corporation were classified as Level 2 of the fair value hierarchy. The estimated fair value of the Company’s financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Note 3—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2013
	Attributable to Straight Path	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2013	$14,229	$(374)	$13,855
Stock-based compensation	156	—	156
Net loss	(391)	(26)	(417)
Balance, October 31, 2013	$13,994	$(400)	$13,594

In the Spin-Off, each holder of an option to purchase IDT Class B common stock received a ratable share in a pool of options to purchase 32,155 shares of the Company’s Class B common stock (which was based on 10% of the outstanding options to purchase 641,567 shares of IDT Class B common stock issued by IDT and the 1 for 2 distribution ratio of the Spin-Off). The exercise price of the Company’s options is $5.67 per share which is equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The expiration date of the Company’s options is equal to the later of (i) the expiration of the IDT option held by such option holder and (ii) a date on or about the first anniversary of the Spin-Off when the Company’s insiders will be free to trade in shares of the Company under the Company’s insider trading policy. The options to purchase shares of the Company were issued under the Company’s 2013 Stock Option and Incentive Plan. The issuance of the 32,155 options to purchase the Company’s shares was accounted for as a modification. No incremental charge was required as a result of the modification.

On August 2, 2013, the Company granted its non-employee directors an aggregate of 3,750 shares of the Company’s Class B common stock with an aggregate fair value on the date of grant of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Davidi Jonas, the Company’s Chief Executive Officer and President, 229,608 restricted shares of Class B common stock, and Jonathan Rand, the Company’s Chief Financial Officer and Treasurer, 38,268 restricted shares of Class B common stock. Both grants of restricted shares vest as to one-third of the granted shares on each of August 2, 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate grant date fair value of these grants was $1.5 million, which will be charged to expense on a straight line basis over the vesting period.

On August 6, 2013, the Company granted various consultants an aggregate of 10,100 restricted shares of its Class B common stock. These restricted shares will vest as to one-third of the granted shares in each of August 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate grant date fair value of the grant was $0.1 million, which is being charged to expense on a straight line basis over the vesting period.

Note 4—Loss Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Stock options	32	—
Non-vested restricted Class B common stock	1,279	1,058
Shares excluded from the calculation of diluted loss per share	1,311	1,058

For the three months ended October 31, 2013 and 2012, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

Note 5—Related Party Transactions

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

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the three months ended October 31, 2013, IDT paid $0.1 million pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the combined and consolidated statement of operations.

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

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items. Specifically, IDT allocated payroll, benefits, insurance, facilities and other expenses to the Company, which were included in “Selling, general and administrative” expense in the combined and consolidated statements of operations. In addition, both prior to and subsequent to the Spin-Off, IDT charged the Company for regulatory fees, connectivity charges and legal expenses, which was included in “Direct cost of revenues” in the combined and consolidated statements of operations.

Following are the amounts that IDT charged the Company pursuant to the Transition Services Agreement or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Included in direct cost of revenues	$28	$306
Included in selling, general and administrative	254	181

Note 6—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Covad Communications Group	$41	na
AT&T	31	na
Airband Communications	15	na

na-less than 10% of total revenues in the period

The loss of any of these major customers may have a material adverse effect on the Company’s results of operations and cash flows.

Note 7—Business Segment Information

The Company has two reportable business segments, Straight Path Spectrum, which holds, leases and markets fixed wireless spectrum, and Straight Path IP, which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended October 31, 2013
Revenues	$107	$20	$127
Loss from operations	(60)	(410)	(470)
Three Months Ended October 31, 2012
Revenues	$141	$327	$468
Loss from operations	(36)	(1,438)	(1,474)

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
		(in thousands)
Total assets:
October 31, 2013	$6,166	$9,434	$15,600
July 31, 2013	3,642	12,097	15,739

Note 8—Commitments and Contingencies

Legal Proceedings

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO)’s employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. A portion of those rights and certain of the terms thereof are subject to a dispute between Straight Path IP Group and the Former SPIP CEO. The parties have selected an arbitrator, commenced discovery, and set a case management schedule. The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the defendant’s counterclaims. At the current time, the Company cannot reasonably estimate its likely exposure in this matter.

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review at the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 11, 2013, the USPTO partially granted the request and instituted an inter partes review. On October 25, 2013, Straight Path IP Group filed a petition for rehearing, requesting review of the decision, which is pending.  Straight Path IP Group intends to vigorously defend the claims of the ’704 Patent. Although Straight Path IP Group believes that its patents are valid, they may be deemed invalid during the inter partes review.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. claiming infringement of two of its key patents (U.S. Patent Nos. 6,701,365 and 6,513,066). Straight Path IP Group seeks both damages and injunctive relief from the defendants. Defendant Bandwidth.com has filed an answer and counterclaim. Defendant Telesphere has filed an answer. On October 18, 2013, Straight Path IP Group filed an Amended Complaint against Vocalocity and an answer to Bandwidth’s counterclaims. On November 20, 2013, Straight Path IP Group filed an answer to Vocalocity’s counterclaim. The court has consolidated the cases, discovery has started, and a scheduling order has been issued setting the final pre-trial conference as February 20, 2014.

On August 1, 2013, Straight Path IP Group filed a complaint with the International Trade Commission (“ITC”) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd., LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc., Panasonic Corporation, Panasonic Corporation of North America, Sharp Corporation, Sharp Electronics Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc., Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc., and Vizio, Inc. Straight Path IP Group alleges that the respondents infringe three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP Group seeks to exclude the allegedly infringing products from importation into the United States. On September 4, 2013, the ITC instituted the investigation. The respondents filed their answers on October 21, 2013. Discovery is ongoing. The Hearing is set for May 13-20, 2013 with an Initial Determination Date of September 9, 2013 and a Target Date of January 9, 2015.

On August 1, 2013, Straight Path IP Group also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three key patents. Straight Path IP Group seeks damages in these actions. With a co-pending ITC investigation involving the same patents, the defendants are entitled by statute to a stay of the district court proceedings, and all of the matters have been stayed. These actions, except against the LG defendants, have been consolidated. Straight Path IP Group has served the complaints.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP Group seeks damages in these actions. The defendants have either been served or have waived service of process. Straight Path IP Group entered into a stipulation dismissing the foreign ZTE entity, ZTE Corporation, without prejudice in exchange for discovery against the remaining ZTE entity, ZTE USA.  The Samsung defendants and ZTE USA have filed Answers. A scheduling order has not been issued.

On November 5, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Virginia against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC claiming infringement of four of its key patents (U.S. Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365). Straight Path IP Group seeks both damages and injunctive relief from the defendants. The complaint was served on the defendants on November 8, 2013. The court has not yet entered a scheduling order for this matter.

On December 5, 2013, Sony Corporation filed three petitions at the USPTO for inter partes review of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group will have an opportunity to respond within the next three months and is expected to argue that the petitions should be denied. A decision as to whether the USPTO will grant the petitions is not expected for approximately six months. Although Straight Path IP Group believes that its patents are valid, they may be deemed invalid during the inter partes review.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Commitments and Contingencies

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO.

Straight Path IP generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. One of such law firms has the right to 30% of the proceeds from any monetization of the Droplet patent portfolio, as such assets were received in settlement of litigation. The Droplet patent portfolio includes United States Patents Nos. 6,825,780; 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,436,329; 7,679,649 and a number of U.S. and foreign patent applications.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying combined and consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2013.

Overview

Our businesses consist of Straight Path Spectrum, Inc., or Straight Path Spectrum, and Straight Path IP Group, Inc., or Straight Path IP. We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP, subject to outstanding options held by a consultant to purchase another 0.5% of Straight Path IP from us. In addition, the former Chief Executive Officer of Straight Path IP, or the Former SPIP CEO, has asserted claim to the right to receive options to purchase 5% of Straight Path IP Group’s common stock from us, at an exercise price of approximately $0.4 million.

We were formerly a subsidiary of IDT Corporation, or IDT. On July 31, 2013, we were spun-off from IDT through a pro rata distribution of our common stock to its stockholders and became an independent public company (the Spin-Off). As a result of the Spin-Off, each IDT stockholder received one share of our Class A common stock for every two shares of IDT Class A common stock and one share of our Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, we distributed 0.8 million shares of our Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of our Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

Critical Accounting Policies

Our combined and consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the combined and consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2013. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2013.

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Covad Communications Group	$41	na
AT&T	31	na
Airband Communications	15	na

na-less than 10% of total revenues in the period

The loss of any of these major customers may have a material adverse effect on our results of operations and cash flows.

Results of Operations

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

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Combined and Consolidated

	Three Month Ended October 31,		Change
	2013	2012	$	%
	(in thousands)
Revenues	$127	$468	$(341)	(73.0)%
Direct cost of revenues	28	306	(278)	(90.9)
Selling, general and administrative	569	1,636	(1,067)	(65.2)
Loss from operations	(470)	(1,474)	1,004	68.1
Interest income	3	3	—	(1.9)
Income from IDT Corporation payments of liabilities	50	—	50	nm
Net loss	(417)	(1,471)	1,054	71.7
Net loss attributable to noncontrolling interests	26	210	(184)	(87.5)
Net loss attributable to Straight Path Communications Inc...	$(391)	$(1,261)	$870	69.0%

nm—not meaningful

Revenues.  Revenues were $0.1 million in the three months ended October 31, 2013 and $0.1 million in the three months ended October 31, 2012 generated by Straight Path Spectrum, and $20,000 in the three months ended October 31, 2013 and $0.3 million in the three months ended October 31, 2012 generated by Straight Path IP.

Direct cost of revenues. Direct cost of revenues decreased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily due to a decrease in the direct cost of revenues of Straight Path IP. The Straight Path IP direct cost of revenues in the three months ended October 31, 2012 was related to revenues from litigation settlements.

Selling, general and administrative.  Selling, general and administrative expense decreased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily due to a decrease in stock-based compensation related to the grant of 10% of the equity of Straight Path IP in September 2012.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.2 million and $1.2 million in the three months ended October 31, 2013 and 2012, respectively. At October 31, 2013, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $0.5 million is expected to be recognized in the twelve months ending October 31, 2014, $0.5 million is expected to be recognized in the twelve months ending October 31, 2015, and $0.4 million is expected to be recognized in the twelve months ending October 31, 2016.

Income from IDT Corporation payments of liabilities.  In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In the three months ended October 31, 2013, IDT paid $0.1 million pursuant to this obligation.

Net loss attributable to noncontrolling interests.  The change in net loss attributable to noncontrolling interests was primarily due to the decrease in Straight Path IP’s net loss in the three months ended October 31, 2013 compared to the similar period in fiscal 2013.

Straight Path Spectrum Segment

	Three Months Ended October 31,		Change
	2013	2012	$	%
	(in thousands)
Revenues	$107	$141	$(34)	(24.2)%
Direct cost of revenues	9	13	(4)	(27.0)
Selling, general and administrative	158	164	(6)	(4.1)
Loss from operations	$(60)	$(36)	$(24)	(67.9)%

Revenues.  Revenues decreased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 as a result of the loss of revenue from leases that expired or terminated.

Direct cost of revenues. Direct cost of revenues include governmental fees and connectivity costs that decreased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily due to the decrease in revenues.

Selling, general and administrative.  Selling, general and administrative expenses decreased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily due to decreases in legal, consulting and professional fees, partially offset by an increase in stock-based compensation expense.

Straight Path IP Segment

	Three Months Ended October 31,		Change
	2013	2012	$	%
	(in thousands)
Revenues	$20	$327	$(307)	(93.9)%
Direct cost of revenues	19	293	(274)	(93.5)
General and administrative	411	1,472	(1,061)	(72.1)
Loss from operations	$(410)	$(1,438)	$1,028	71.5%

Revenues. In January 2012, we filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of our key patents. We sought both damages and injunctive relief from the defendants. The defendants each filed an answer to the complaint and/or a counterclaim. A Markman hearing (also known as a claim construction hearing) was held on October 10, 2012, and on October 26, 2012, the judge issued an Opinion and Order that was favorable to us. In October and November 2012, we reached confidential settlement agreements with each of the three defendants. In connection with the settlements, we received cash and one of the defendants transferred to us a number of patents and patent applications and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications. The total settlement amounts aggregated $0.8 million, including amounts for past and future royalty payments, and excluding contingent amounts for which collectability is not reasonably assured. In connection with the settlements, we recognized revenue of $20,000 and $0.3 million in the three months ended October 31, 2013 and 2012, respectively. The amount recognized in the three months ended October 31, 2012 included revenues for past royalties.

Direct cost of revenues. Direct cost of revenues in the three months ended October 31, 2013 and 2012 consisted of legal expenses directly related to revenues from the October and November 2012 litigation settlements described above. We incurred an aggregate of $0.7 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the revenue recognized. The amount of expense recognized in the three months ended October 31, 2012 was based on the revenues recognized during the period, which included revenues for past royalties.

General and administrative.  The decrease in general and administrative expense in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was primarily due to a $1.1 million decrease in stock-based compensation expense. On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP to Howard Jonas, Chairman and Chief Executive Officer of IDT. These Straight Path IP shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the three months ended October 31, 2012 for the grant of these shares, based on the estimated fair value of the shares on the grant date. The estimated fair value of the Straight Path IP shares was determined using the income approach based on expected future royalties. In addition, the decrease in general and administrative expense in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was due to a decrease in legal fees. These decreases were partially offset by increases in consulting and professional fees, directors’ and officers’ insurance expense, and payroll expense.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, proceeds from the sale of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at October 31, 2013 will be sufficient to meet our anticipated cash requirements during the twelve months ending October 31, 2014.

As of October 31, 2013, we had cash and cash equivalents of $14.9 million and working capital (current assets less current liabilities) of $13.3 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In the three months ended October 31, 2013, IDT paid $0.1 million pursuant to this obligation.

The former Chief Executive Officer of Straight Path Spectrum (the Former SPSI CEO) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO.

We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. One of such law firms has the right to 30% of the proceeds from any monetization of our Droplet patent portfolio, as such assets were received in settlement of litigation. Our Droplet patent portfolio includes United States Patents Nos. 6,825,780; 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,436,329; 7,679,649 and a number of U.S. and foreign patent applications.

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(92)	$(235)
Financing activities	—	460
(Decrease) increase in cash and cash equivalents	$(92)	$225

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Financing Activities

During the three months ended October 31, 2012, IDT provided us with the cash required to fund our working capital requirements and our operations. In the three months ended October 31, 2012, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $0.5 million. In addition, in the three months ended October 31, 2012, $0.5 million of amounts due from us to IDT were contributed by IDT to our equity, such that we were not required to use cash to settle the liability and our debt to IDT was reduced.

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

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We need to begin the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2014).

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Combined and Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

December 16, 2013	By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

December 16, 2013	By:	/s/ Jonathan Rand
Jonathan Rand Chief Financial Officer