Form 10-Q
period 2014-01-31
Straight Path Communications Inc.
filed 2014-03-17
CIK 1574460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☒

As of March 12, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,007,934 shares outstanding

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$14,295	$15,000
Trade accounts receivable, net of allowance for doubtful accounts of $4 at January 31, 2014 and July 31, 2013	3,841	60
Other current assets	1,075	90
Total current assets	19,211	15,150
Prepaid expenses	846	239
Intangibles	350	350
Total assets	$20,407	$15,739
Liabilities and equity
Current liabilities:
Trade accounts payable	$7	$1
Accrued expenses	3,345	1,473
Due to IDT Corporation	159	—
Deferred revenue	2,224	145
Income taxes payable	15	15
Total current liabilities	5,750	1,634
Deferred revenue—long-term portion	1,589	250
Total liabilities	7,339	1,884
Commitments and contingencies
Equity:
Straight Path Communications stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—3,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,000; 787 shares issued and outstanding at January 31, 2014 and July 31, 2013	8	8
Class B common stock, $.01 par value; authorized shares—40,000; 11,008 and 10,693 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	110	107
Additional paid-in capital	14,609	14,114
Accumulated deficit	(1,118)	—
Total Straight Path Communications stockholders’ equity	13,609	14,229
Noncontrolling interests	(541)	(374)
Total equity	13,068	13,855
Total liabilities and equity	$20,407	$15,739

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$453	$229	$580	$697
Costs and expenses:
Direct cost of revenues	283	104	311	410
Selling, general and administrative	1,042	683	1,611	2,319

Total costs and expenses	1,325	787	1,922	2,729
Gain on sale of rights in wireless spectrum	—	150	—	150

Loss from operations	(872)	(408)	(1,342)	(1,882)
Interest income	4	3	7	6
Income from IDT Corporation payments of liabilities	—	—	50	—

Loss before income taxes	(868)	(405)	(1,285)	(1,876)
Provision for income taxes	—	(12)	—	(12)

Net loss	(868)	(417)	(1,285)	(1,888)
Net loss attributable to noncontrolling interests	141	81	167	291

Net loss attributable to Straight Path Communications Inc.	$(727)	$(336)	$(1,118)	$(1,597)

Basic and diluted loss per share attributable to Straight Path Communications Inc. stockholders	$(0.07)	$(0.03)	$(0.11)	$(0.14)

Weighted-average number of shares used in calculation of basic and diluted loss per share	10,784	11,425	10,646	11,425

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(1,285)	$(1,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	498	1,226
Change in assets and liabilities:
Trade accounts receivable, net	(3,781)	(18)
Other current assets and prepaid expenses,	(1,592)	(134)
Trade accounts payable and accrued expenses	1,878	(434)
Due to IDT Corporation	159	—
Deferred revenue	3,418	134
Net cash used in operating activities	(705)	(1,114)
Financing activities
Funding provided by IDT Corporation, net of repayments	—	720
Net cash provided by financing activities	—	720
Net (decrease) increase in cash and cash equivalents	(705)	(394)
Cash and cash equivalents at beginning of period	15,000	2,598
Cash and cash equivalents at end of period	$14,295	$2,204
Supplemental schedule of non-cash investing and financing activities
Amount due to IDT Corporation contributed to equity	$—	$720

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited combined and consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. The balance sheet at July 31, 2013 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Note 2—Fair Value Measurements

At January 31, 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At January 31, 2014 and July 31, 2013, the carrying amounts of the financial instruments included in cash and cash equivalents, other current assets, accrued expenses and due to IDT Corporation approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, accrued expenses and due to IDT Corporation were classified as Level 2 of the fair value hierarchy. The estimated fair value of the Company’s financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Note 3—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2014
	Attributable to Straight Path	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2013	$14,229	$(374)	$13,855
Stock-based compensation	498	—	498
Net loss	(1,118)	(167)	(1,285)
Balance, January 31, 2014	$13,609	$(541)	$13,068

In the Spin-Off, each holder of an option to purchase IDT Class B common stock received a ratable share in a pool of options to purchase 32,155 shares of the Company’s Class B common stock (which was based on 10% of the outstanding options to purchase 641,567 shares of IDT Class B common stock issued by IDT and the 1 for 2 distribution ratio of the Spin-Off). The exercise price of the Company’s options is $5.67 per share, which is equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The expiration date of the Company’s options is equal to the later of (i) the expiration of the IDT option held by such option holder and (ii) a date on or about the first anniversary of the Spin-Off when the Company’s insiders will be free to trade in shares of the Company under the Company’s insider trading policy. The options to purchase shares of the Company were issued under the Company’s 2013 Stock Option and Incentive Plan. The issuance of the 32,155 options to purchase the Company’s shares was accounted for as a modification. No incremental charge was required as a result of the modification.

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

In January 2014, the Company granted its non-employee directors an aggregate of 24,000 shares of the Company’s Class B common stock with an aggregate fair value on the date of grant of $0.2 million. These shares vested immediately upon grant.

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

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Stock options	30	—	30	—
Non-vested restricted Class B common stock	474	1,002	474	1,002

Shares excluded from the calculation of diluted loss per share	504	1,002	504	1,002

For the three and six months ended January 31, 2014 and 2013, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

Note 5—Related Party Transactions

In connection with the Spin-Off, the Company and IDT entered into a Separation and Distribution Agreement and a Tax Separation Agreement to complete the separation of the Company’s businesses from IDT and to distribute the Company’s common stock to IDT’s stockholders. These agreements govern the relationship between the Company and IDT after the distribution and provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the distribution. These agreements reflect terms between affiliated parties established without arms-length negotiation. The Company believes that the terms of these agreements equitably reflect the benefits and costs of the Company’s ongoing relationships with IDT.

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the three and six months ended January 31, 2014, IDT paid nil and $0.1 million, respectively, pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the combined and consolidated statement of operations.

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

Following are the amounts that IDT charged the Company pursuant to the Transition Services Agreement or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Included in direct cost of revenues	$19	$13	$28	$25
Included in selling, general and administrative	319	135	592	316

Note 6—Concentration of Customers and Gain on Sale of Rights in Wireless Spectrum

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

	Six Months Ended January 31,
	2014	2013
	(in thousands)
TelePacific Communications	$83	$83
AT&T	59	na

na-less than 10% of total revenues in the period

The loss of either of these major customers may have a material adverse effect on the Company’s results of operations and cash flows.

Gain on Sale of Rights in Wireless Spectrum

In March and April 2012, Straight Path Spectrum closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. In fiscal 2012, Straight Path Spectrum received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, Straight Path Spectrum settled certain claims made by the Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum. In the three months ended January 31, 2013, the Company reversed accrued amounts due to the settlement of the claims and recorded a gain of $0.2 million that was included in “Gain on sale of rights in wireless spectrum” in the combined and consolidated statement of operations.

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended January 31, 2014
Revenues	$109	$344	$453
Loss from operations	(175)	(697)	(872)
Three Months Ended January 31, 2013
Revenues	$136	$93	$229
Income (loss) from operations	116	(524)	(408)
Gain on sale of rights in wireless spectrum	150	—	150
Six Months Ended January 31, 2014
Revenues	$216	$364	$580
Loss from operations	(235)	(1,107)	(1,342)
Six Months Ended January 31, 2013
Revenues	$277	$420	$697
Income (loss) from operations	80	(1,962)	(1,882)
Gain on sale of rights in wireless spectrum	150	—	150

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
		(in thousands)
Total assets:
January 31, 2014	$6,037	$14,370	$20,407
July 31, 2013	3,642	12,097	15,739

Note 8—Commitments and Contingencies

Legal Proceedings

On December 11, 2012, Straight Path IP filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”)’s employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments, including in respect of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. In a recent filing with respect to the arbitration proceeding, the Form SPIP CEO announced his intent to present evidence of a valuation of $5 billion for Straight Path IP, along with his assertion that the market value of Straight Path IP is/was not a fair representation of his damages related to his alleged equity rights. The parties have selected an arbitrator, commenced discovery, and set a case management schedule. The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the defendant’s counterclaims. At the current time, the Company cannot reasonably estimate its likely exposure in this matter. Under the terms of the Separation Agreement related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIP CEO.

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review at the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 11, 2013, the USPTO partially granted the request and instituted an inter partes review. On January 30, 2014, Straight Path IP filed a Patent Owner’s Response, and oral argument is set for July 11, 2014. Straight Path IP intends to vigorously defend the claims of the ’704 Patent. Although Straight Path IP believes that its patents are valid, they may be deemed invalid during the inter partes review.

On August 1, 2013, Straight Path IP filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. claiming infringement of two of its patents (U.S. Patent Nos. 6,701,365 and 6,513,066). Straight Path IP seeks both damages and injunctive relief from the defendants. In January 2014, Straight Path IP entered into a confidential settlement and patent license agreement with Bandwidth.com, Inc. Discovery has concluded and the defendants, Telesphere and Vocalocity, have filed motions for summary judgment. On February 26, 2014, the Court issued a Markman ruling, which Straight Path IP believes is favorable to its claims. Trial is currently set for June 23, 2014, although the defendants have filed a motion to sever the trials, which may potentially require an additional trial.

On August 1, 2013, Straight Path IP filed a complaint with the International Trade Commission (“ITC”) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd., LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc., Panasonic Corporation, Panasonic Corporation of North America, Sharp Corporation, Sharp Electronics Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc., Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc., and Vizio, Inc. Straight Path IP alleges that the respondents infringe three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP seeks to exclude the allegedly infringing products from importation into the United States. On September 4, 2013, the ITC instituted the investigation. Discovery is ongoing. The Hearing is set for May 13-20, 2014 with an Initial Determination Date of September 9, 2014 and a Target Date of January 9, 2015. In January 2014, Straight Path IP, Sharp Corporation, and Sharp Electronics Corporation jointly filed a motion in the ITC to terminate the investigation, and the parties entered into a confidential settlement and patent license agreement.

On August 1, 2013, Straight Path IP also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three patents. Straight Path IP seeks damages in these actions. With a co-pending ITC investigation involving the same patents, the defendants are entitled by statute to a stay of the district court proceedings, and all of the matters have been stayed. These actions, except against the LG defendants, have been consolidated. Straight Path IP has served the complaints.

On August 23, 2013, Straight Path IP filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121). Straight Path IP seeks damages in these actions. Straight Path IP entered into a stipulation dismissing the foreign ZTE entity, ZTE Corporation, without prejudice in exchange for discovery against the remaining ZTE entity, ZTE USA. Discovery has begun, a Markman hearing is set for October 2014 and a pretrial conference has been set for October 2015.

On November 5, 2013, Straight Path IP filed a complaint in the United States District Court for the Eastern District of Virginia against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC claiming infringement of four of its patents (U.S. Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365). Straight Path IP seeks both damages and injunctive relief from the defendants. In January 2014, the action was transferred to the District Court for the District of New Jersey. A scheduling order has not issued.

On December 5, 2013, Sony Corporation filed three petitions at the USPTO for inter partes review of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP will have an opportunity to respond by March 21, 2014 and is expected to argue that the petitions should be denied. A decision as to whether the USPTO will grant the petitions is not expected for approximately three months from the March 21, 2014 response date. Although Straight Path IP believes that its patents are valid, they may be deemed invalid during the inter partes review.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Commitments and Contingencies

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. As of January 31, 2014, the Company has paid $0.1 million to the Former SPSI CEO for this obligation.

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

Overview

Our businesses consist of Straight Path Spectrum, Inc., or Straight Path Spectrum, and Straight Path IP Group, Inc., or Straight Path IP. We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP, subject to outstanding options held by a consultant to purchase another 0.5% of Straight Path IP from us. In addition, the former Chief Executive Officer of Straight Path IP, or the Former SPIP CEO, has asserted claim to the right to receive options to purchase 5% of Straight Path IP’s common stock from us, which is in dispute.

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

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

	Six Months Ended January 31,
	2014	2013
	(in thousands)
TelePacific Communications	$83	$83
AT&T	59	na

na-less than 10% of total revenues in the period

The loss of either of these major customers may have a material adverse effect on our results of operations and cash flows.

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

Three and Six Months Ended January 31, 2014 Compared to Three and Six Months Ended January 31, 2013

Combined and Consolidated

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands)
Revenues	$453	$229	$224	98.7%	$580	$697	$(117)	(16.7)%
Direct cost of revenues	(283)	(104)	(179)	(173.4)	(311)	(410)	99	24.0
Selling, general and administrative	(1,042)	(683)	(359)	(52.7)	(1,611)	(2,319)	708	30.5
Gain on sale of rights in wireless spectrum	—	150	(150)	(100.0)	—	150	(150)	(100.0)

Loss from operations	(872)	(408)	(464)	(113.6)	(1,342)	(1,882)	540	28.7
Interest income	4	3	1	56.7	7	6	1	27.0
Income from IDT Corporation payments of liabilities	—	—	—	—	50	—	50	nm
Provision for income taxes	—	(12)	12	100.0	—	(12)	12	100.0

Net loss	(868)	(417)	(451)	(107.8)	(1,285)	(1,888)	603	32.0
Net loss attributable to noncontrolling interests	141	81	60	73.3	167	291	(124)	(42.6)

Net loss attributable to Straight Path Communications Inc	$(727)	$(336)	$(391)	(116.2)%	$(1,118)	$(1,597)	$479	30.0%

nm—not meaningful

Revenues.  Revenues generated by Straight Path Spectrum were $0.1 million and $0.2 million in the three and six months ended January 31, 2014, respectively, and $0.1 million and $0.3 million in the three and six months ended January 31, 2013, respectively. Revenues generated by Straight Path IP were $0.3 million and $0.4 million in the three and six months ended January 31, 2014, respectively, and $0.1 million and $0.4 million in the three and six months ended January 31, 2013, respectively.

Direct cost of revenues. Direct cost of revenues increased in the three months ended January 31, 2014 compared to the similar period in fiscal 2013 primarily due to an increase in the direct cost of revenues of Straight Path IP. The increase in the Straight Path IP direct cost of revenues in the three months ended January 31, 2014 compared to the similar period in fiscal 2013 was related to an increase in revenues from litigation settlements. Direct cost of revenues decreased in the six months ended January 31, 2014 compared to the similar period in fiscal 2013 due to a decrease in the direct cost of revenues of Straight Path IP.

Selling, general and administrative.  Selling, general and administrative expense increased in the three months ended January 31, 2014 compared to the similar period in fiscal 2013 due to increases in the selling, general and administrative expense of both Straight Path IP and Straight Path Spectrum. Selling, general and administrative expense decreased in the six months ended January 31, 2014 compared to the similar period in fiscal 2013 primarily due to a decrease in stock-based compensation related to the grant of 10% of the equity of Straight Path IP in September 2012.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.3 million and $0.5 million in the three and six months ended January 31, 2014, respectively, and nil and $1.2 million in the three and six months ended January 31, 2013, respectively. At January 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $0.5 million is expected to be recognized in the twelve months ending January 31, 2015, $0.5 million is expected to be recognized in the twelve months ending January 31, 2016, and $0.4 million is expected to be recognized in the twelve months ending January 31, 2017.

Gain on sale of rights in wireless spectrum. In March and April 2012, Straight Path Spectrum closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. In fiscal 2012, Straight Path Spectrum received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, Straight Path Spectrum settled certain claims made by the Former Chief Executive Officer of Straight Path Spectrum, or the Former SPSI CEO, and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum. In the three months ended January 31, 2013, Straight Path Spectrum reversed accrued amounts due to the settlement of the claims and recorded a gain of $0.2 million.

Income from IDT Corporation payments of liabilities.  In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In the three and six months ended January 31, 2014, IDT paid nil and $0.1 million, respectively, pursuant to this obligation.

Net loss attributable to noncontrolling interests.  The increase in net loss attributable to noncontrolling interests in the three months ended January 31, 2014 compared to the similar period in fiscal 2013 was primarily due to the increase in Straight Path IP’s net loss in the three months ended January 31, 2014 compared to the similar period in fiscal 2013. The decrease in net loss attributable to noncontrolling interests in the six months ended January 31, 2014 compared to the similar period in fiscal 2013 was primarily due to the decrease in Straight Path IP’s net loss in the six months ended January 31, 2014 compared to the similar period in fiscal 2013.

Straight Path Spectrum Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands)
Revenues	$110	$136	$(26)	(19.7)%	$216	$277	$(61)	(22.0)%
Direct cost of revenues	(19)	(13)	(6)	(42.9)	(28)	(26)	(2)	(9.0)
Selling, general and administrative	(267)	(157)	(110)	(69.5)	(424)	(321)	(103)	(32.0)
Gain on sale of rights in wireless spectrum	—	150	(150)	(100.0)	—	150	(150)	(100.0)

(Loss) income from operations	$(176)	$116	$(292)	(251.7)%	$(236)	$80	$(316)	(392.7)%

Revenues.  Revenues decreased in the three and six months ended January 31, 2014 compared to the similar periods in fiscal 2013 as a result of the loss of revenue from leases that expired or terminated.

Direct cost of revenues. Direct cost of revenues, which includes governmental fees and connectivity costs, decreased in the three and six months ended January 31, 2014 compared to the similar periods in fiscal 2013 primarily due to the decrease in revenues.

Selling, general and administrative.  Selling, general and administrative expenses increased in the three and six months ended January 31, 2014 compared to the similar periods in fiscal 2013 primarily due to increases in stock-based compensation expense, payroll and related expense, and expense for the Former SPSI CEO’s 50% share of leasing revenue, partially offset by decreases in legal, consulting and professional fees.

Gain on sale of rights in wireless spectrum. In March and April 2012, Straight Path Spectrum closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. In fiscal 2012, Straight Path Spectrum received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, Straight Path Spectrum settled certain claims made by the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum. In the three months ended January 31, 2013, Straight Path Spectrum reversed accrued amounts due to the settlement of the claims and recorded a gain of $0.2 million.

Straight Path IP Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands)
Revenues	$344	$93	$251	274.4%	$364	$420	$(56)	(13.2)%
Direct cost of revenues	265	91	174	192.1	284	384	(100)	(26.2)
General and administrative	776	526	250	47.7	1,187	1,998	(811)	(40.6)

Loss from operations	$(697)	$(524)	$(173)	(32.9)%	$(1,107)	$(1,962)	$855	43.6%

Revenues.  In January 2012, we filed complaints against three defendants claiming infringement of a number of our patents. In October and November 2012, we reached confidential settlement agreements with each of the three defendants. In August 2013, we filed complaints against various companies claiming infringement of a number of our patents. In January 2014, we entered into settlement agreements with two of the defendants. The total license and settlement amounts aggregated $4.6 million at January 31, 2014, excluding contingent amounts for which collectability is not reasonably assured. In connection with these settlements, we recognized revenue of $0.3 million and $0.4 million in the three and six months ended January 31, 2014, respectively, and $0.1 million and $0.4 million in the three and six months ended January 31, 2013, respectively. The amount recognized in the three months ended January 31, 2014, and in the six months ended January 31, 2014 and 2013, included revenues for past royalties.

Direct cost of revenues. Direct cost of revenues in the three and six months ended January 31, 2014 and 2013 consisted of legal expenses directly related to revenues from the October and November 2012 and January 2014 litigation settlements described above. We incurred an aggregate of $2.6 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the revenue recognized. The amount of expense recognized in the three months ended January 31, 2014, and in the six months ended January 31, 2014 and 2013 was based on the revenues recognized during the periods, which included revenues for past royalties.

General and administrative.  The increase in general and administrative expense in the three months ended January 31, 2014 compared to the similar period in fiscal 2013 was primarily due to increases in stock-based compensation expense, payroll and related expense, and legal, consulting and professional fees, partially offset by a decrease in other employee related expense. The decrease in general and administrative expense in the six months ended January 31, 2014 compared to the similar period in fiscal 2013 was primarily due to a $0.8 million decrease in stock-based compensation expense. On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP to Howard Jonas, the Chairman and Chief Executive Officer of IDT at the time. These Straight Path IP shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the six months ended January 31, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date. The estimated fair value of the Straight Path IP shares was determined using the income approach based on expected future royalties. In addition, the decrease in general and administrative expense in the six months ended January 31, 2014 compared to the similar period in fiscal 2013 was due to a decrease in employee related expense. These decreases were partially offset by increases in legal, consulting and professional fees, and payroll and related expense.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, proceeds from the sale of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at January 31, 2014 will be sufficient to meet our anticipated cash requirements during the twelve months ending January 31, 2015.

As of January 31, 2014, we had cash and cash equivalents of $14.3 million and working capital (current assets less current liabilities) of $13.5 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In the three and six months ended January 31, 2014, IDT paid nil and $0.1 million, respectively, pursuant to this obligation.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. As of January 31, 2014, we have paid $0.1 million to the Former SPSI CEO for this obligation.

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

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(705)	$(1,114)
Financing activities	—	720
Decrease in cash and cash equivalents	$(705)	$(394)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Financing Activities

During the six months ended January 31, 2013, IDT provided us with the cash required to fund our working capital requirements and our operations. In the six months ended January 31, 2013, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $0.7 million. In addition, in the six months ended January 31, 2013, the $0.7 million due from us to IDT was contributed by IDT to our equity, such that we were not required to use cash to settle the liability and our debt to IDT was reduced.

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

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We need to begin the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2014).

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

STRAIGHT PATH COMMUNICATIONS INC.

March 17, 2014	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

March 17, 2014	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer