Form 10-Q
period 2014-04-30
Straight Path Communications Inc.
filed 2014-06-16
CIK 1574460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

As of June 10, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,007,934 shares outstanding

Straight Path Communications Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,555	$15,000
Trade accounts receivable, net of allowance for doubtful accounts of $4 at April 30, 2014 and July 31, 2013	4,909	60
Other current assets	3,929	90
Total current assets	24,393	15,150
Prepaid expenses	1,672	239
Intangibles	350	350
Total assets	$26,415	$15,739
Liabilities and equity
Current liabilities:
Trade accounts payable	$27	$1
Accrued expenses	1,266	1,473
Due to IDT Corporation	125	—
Deferred revenue	8,208	145
Income taxes payable	55	15
Total current liabilities	9,681	1,634
Deferred revenue—long-term portion	3,414	250
Total liabilities	13,095	1,884
Commitments and contingencies
Equity:
Straight Path Communications stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—3,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,000; 787 shares issued and outstanding at April 30, 2014 and July 31, 2013	8	8
Class B common stock, $.01 par value; authorized shares—40,000; 11,008 and 10,693 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	110	107
Additional paid-in capital	14,739	14,114
Accumulated deficit	(1,000)	—
Total Straight Path Communications stockholders’ equity	13,857	14,229
Noncontrolling interests	(537)	(374)
Total equity	13,320	13,855
Total liabilities and equity	$26,415	$15,739

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$913	$285	$1,493	$982
Costs and expenses:
Direct cost of revenues	425	188	736	598
Selling, general and administrative	665	985	2,276	3,303

Total costs and expenses	1,090	1,173	3,012	3,901
Gain on sale of rights in wireless spectrum	—	—	—	150

Loss from operations	(177)	(888)	(1,519)	(2,769)
Interest income	6	3	13	8
Income from IDT Corporation payments of liabilities	332	—	383	—

Income (loss) before income taxes	161	(885)	(1,123)	(2,761)
(Provision for) benefit from income taxes	(40)	5	(40)	(7)

Net income (loss)	121	(880)	(1,163)	(2,768)
Net (income) loss attributable to noncontrolling interests	(4)	21	163	313

Net income (loss) attributable to Straight Path Communications Inc.	$117	$(859)	$(1,000)	$(2,455)

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$0.01	$(0.08)	$(0.09)	$(0.21)

Diluted	$0.01	$(0.08)	$(0.09)	$(0.21)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,339	11,424	10,878	11,424

Diluted	11,649	11,424	10,878	11,424

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(1,163)	$(2,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	628	1,226
Change in assets and liabilities:
Trade accounts receivable, net	(4,849)	(37)
Other current assets and prepaid expenses	(5,272)	(168)
Trade accounts payable and accrued expenses	(181)	284
Due to IDT Corporation	125	—
Deferred revenue	11,227	198
Income tax payable	40	(5)
Net cash provided by (used in) operating activities	555	(1,270)
Financing activities
Funding provided by IDT Corporation, net of repayments	—	924
IDT Corporation investment in Straight Path Spectrum	—	1,000
Net cash provided by financing activities	—	1,924
Net increase in cash and cash equivalents	555	654
Cash and cash equivalents at beginning of period	15,000	2,598
Cash and cash equivalents at end of period	$15,555	$3,252
Supplemental schedule of non-cash investing and financing activities
Amount due to IDT Corporation contributed to equity	$—	$924

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited combined and consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. The balance sheet at July 31, 2013 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path was incorporated in April 2013. Straight Path’s businesses consist of 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP”). Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. The “Company” in these financial statements refers to Straight Path, Straight Path Spectrum, and Straight Path IP on a combined and consolidated basis as if Straight Path existed and owned the above interests in these entities in all periods presented.

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

Note 2—Fair Value Measurements

At April 30, 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At April 30, 2014 and July 31, 2013, the carrying amounts of the financial instruments included in cash and cash equivalents, other current assets, accrued expenses and due to IDT Corporation approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, accrued expenses and due to IDT Corporation were classified as Level 2 of the fair value hierarchy. The estimated fair value of the Company’s financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Note 3—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2014
	Attributable to Straight Path	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2013	$14,229	$(374)	$13,855
Stock-based compensation	628	—	628
Net loss	(1,000)	(163)	(1,163)
Balance, April 30, 2014	$13,857	$(537)	$13,320

In the Spin-Off, each holder of an option to purchase IDT Class B common stock received a ratable share in a pool of options to purchase 32,155 shares of the Company’s Class B common stock (which was based on 10% of the outstanding options to purchase 641,567 shares of IDT Class B common stock issued by IDT and the 1 for 2 distribution ratio of the Spin-Off). The exercise price of these options to purchase Company stock is $5.67 per share, which is equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The expiration date of the Company’s options is equal to the later of (i) the expiration of the IDT option held by such option holder and (ii) a date on or about the first anniversary of the Spin-Off when the Company’s insiders will be free to trade in shares of the Company under the Company’s insider trading policy. The options to purchase shares of the Company were issued under the Company’s 2013 Stock Option and Incentive Plan. The issuance of options to purchase 32,155 shares of the Company’s Class B common stock was accounted for as a modification. No incremental charge was required as a result of the modification.

On August 2, 2013, the Company granted its non-employee directors an aggregate of 3,750 shares of the Company’s Class B common stock with an aggregate fair value on the date of grant of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Davidi Jonas, the Company’s Chief Executive Officer and President, 229,608 restricted shares of Class B common stock, and Jonathan Rand, the Company’s Chief Financial Officer and Treasurer, 38,268 restricted shares of Class B common stock. Both grants of restricted shares vest as to one-third of the granted shares on each of August 2, 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate grant date fair value of these grants was $1.5 million, which is being charged to expense on a straight line basis over the vesting period.

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

Note 4—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Basic weighted-average number of shares	11,339	11,424	10,878	11,424
Effect of dilutive securities:
Stock options	7	—	—	—
Non-vested restricted Class B common stock	303	—	—	—
Diluted weighted-average number of shares	11,649	11,424	10,878	11,424

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	—	—	30	—
Non-vested restricted Class B common stock	—	1,002	474	1,002
Shares excluded from the calculation of diluted loss per share	—	1,002	504	1,002

For the nine months ended April 30, 2014 and the three and nine months ended April 30, 2013, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the three and nine months ended April 30, 2014, IDT paid $0.3 million and $0.4 million, respectively, pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the combined and consolidated statement of operations.

The Company also entered into a Transition Services Agreement, pursuant to which IDT is continuing to provide certain services through July 31, 2014, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off.

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

Following are the amounts that IDT charged the Company pursuant to the Transition Services Agreement or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Included in direct cost of revenues	$12	$15	$39	$40
Included in selling, general and administrative	105	162	698	478

Note 6—Concentration of Customers and Gain on Sale of Rights in Wireless Spectrum

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
TelePacific Communications	na	$124

na-less than 10% of total revenues in the period

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended April 30, 2014
Revenues	$109	$804	$913
Loss from operations	(117)	(60)	(177)
Three Months Ended April 30, 2013
Revenues	$120	$165	$285
Loss from operations	(750)	(138)	(888)
Nine Months Ended April 30, 2014
Revenues	$325	$1,168	$1,493
Loss from operations	(352)	(1,167)	(1,519)
Nine Months Ended April 30, 2013
Revenues	$397	$585	$982
Loss from operations	(670)	(2,099)	(2,769)
Gain on sale of rights in wireless spectrum	150	—	150

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
		(in thousands)
Total assets:
April 30, 2014	$5,059	$21,356	$26,415
July 31, 2013	3,642	12,097	15,739

Note 8—Commitments and Contingencies

Legal Proceedings

On December 11, 2012, Straight Path IP filed a demand for arbitration seeking a declaration that it properly terminated for cause the employment of the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) and that he is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments, including in respect of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. In a filing with respect to the arbitration proceeding, the Former SPIP CEO announced his intent to present evidence of a valuation of $5 billion for Straight Path IP, along with his assertion that the market value of Straight Path IP is not a fair representation of his damages related to his alleged equity rights. The parties have selected an arbitrator, commenced discovery, and set a case management schedule. The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the respondent’s counterclaims. At the current time, the Company cannot reasonably estimate its likely exposure in this matter. Under the terms of the Separation Agreement related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIP CEO.

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review at the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 11, 2013, the USPTO partially granted the request and instituted an inter partes review. On January 30, 2014, Straight Path IP filed a Patent Owner’s Response, and oral argument is set for July 11, 2014. Straight Path IP intends to vigorously defend the claims of the ’704 Patent. Although Straight Path IP believes that the claims of the’704 Patent are valid, they may be deemed invalid during the inter partes review.

On August 1, 2013, Straight Path IP filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc., Telesphere Networks Ltd., and Vocalocity, Inc. claiming infringement of two of its patents (U.S. Patent Nos. 6,701,365 and 6,513,066). Straight Path IP seeks both damages and injunctive relief from the defendants. In January 2014, Straight Path IP entered into a confidential settlement and patent license agreement with Bandwidth.com, Inc. On February 26, 2014, the Court issued a Markman ruling, which Straight Path IP believes is favorable to its claims. On April 30, 2014, Straight Path IP engaged in mediation with Telesphere and Vocalocity. On May 15, 2014, Straight Path IP entered into a confidential settlement and patent license agreement with Telesphere. A status conference is currently set for June 23, 2014 to address any outstanding issues before jury trial.

On August 1, 2013, Straight Path IP filed a complaint with the International Trade Commission (“ITC”) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd., LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc., Panasonic Corporation, Panasonic Corporation of North America, Sharp Corporation, Sharp Electronics Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc., Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc., and Vizio, Inc. Straight Path IP alleged that the respondents infringed three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). Straight Path IP sought to exclude the allegedly infringing products from importation into the United States. On September 4, 2013, the ITC instituted the investigation. In January 2014, Straight Path IP and the Sharp entities entered into a confidential settlement and patent license agreement. On April 23, 2014, Straight Path IP and the Sony entities entered into a confidential settlement and patent license agreement. On May 5, 2014, Straight Path IP and AmTran entered into a confidential settlement and patent license agreement. Also on May 5, 2014, Straight Path IP moved to terminate the ITC investigation to pursue its claims against the remaining respondents in district court. On May 12, 2014, the Administrative Law Judge issued an initial determination granting Straight Path IP’s motion to terminate. On May 27, 2014, Straight Path IP and the Panasonic entities entered into a confidential settlement and patent license agreement.

On August 1, 2013, Straight Path IP also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three patents. Straight Path IP seeks damages in these actions. With a co-pending ITC investigation involving the same patents, the defendants were entitled by statute to a stay of the district court proceedings, and all of the matters have been stayed. Although the ITC action has concluded, the stay has not yet been lifted. These actions, except against the LG defendants, have been consolidated. Straight Path IP has served the complaints. On March 31, 2014, Straight Path IP dismissed the Sharp entities from the district court proceeding based upon Sharp’s compliance with its obligations under the confidential settlement and patent license agreement.

On April 23, 2014, Straight Path IP and Google, Inc. entered into a confidential license agreement. Although Google was not a party to either the ITC investigation or district court actions described above, Google products and services were identified in a number of allegedly infringing products.

On August 23, 2013, Straight Path IP filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp., Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). Straight Path IP seeks damages in these actions. Straight Path IP entered into a stipulation dismissing the foreign ZTE entity, ZTE Corporation, without prejudice in exchange for discovery against the remaining ZTE entity, ZTE USA. Discovery has begun, a Markman hearing is set for October 2014 and a pretrial conference has been set for October 2015.

On November 5, 2013, Straight Path IP filed a complaint in the United States District Court for the Eastern District of Virginia against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC claiming infringement of four of its patents (U.S. Patent Nos. 6,009,469; 6,131,121; 6,513,066; and 6,701,365). Straight Path IP seeks both damages and injunctive relief from the defendants. In January 2014, the action was transferred to the District Court for the District of New Jersey. A scheduling order has not issued.

On December 5, 2013, Sony Corporation filed three petitions at the USPTO for inter partes review of certain claims of U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121. Straight Path IP filed a Patent Owner’s Preliminary Response on March 21, 2014.  On April 28, 2014, shortly after entering into a confidential settlement and patent license agreement, Sony Corporation and Straight Path IP jointly moved to terminate Sony’s petitions. On May 2, 2014, the USPTO terminated the petitions.

On May 2, 2014, Straight Path IP filed a complaint against Netflix, Inc. in the United States District Court for the Eastern District of Texas claiming infringement of five of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; 6,701,365; 6,131,121; and 6,513,066). Straight Path IP seeks both damages and injunctive relief in this action.

On May 19, 2014, VIZIO, Inc. filed an action for declaratory relief of non-infringement of Straight Path’s patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121) in the Eastern District of Virginia against Straight Path IP. Straight Path IP has not been served at this time.

On June 5, 2014, Straight Path IP filed an additional complaint against Blackberry Ltd. and Blackberry Corp. in the United States District Court for the Eastern District of Texas, again claiming infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). The complaint alleges infringement by additional Blackberry functionality. Straight Path IP seeks both damages and injunctive relief in this action. The complaint has not been served at this time.

At April 30, 2014, Straight Path IP’s total license and settlement amounts were an aggregate of $13.2 million, of which $12.3 million was secured subsequent to the Spin-Off. The aggregate license and settlement amounts exclude contingent amounts for which collectability is not reasonably assured. At April 30, 2014, Straight Path IP incurred an aggregate of $6.6 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the revenue recognized.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Commitments and Contingencies

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. As of April 30, 2014, the Company has paid $0.1 million to the Former SPSI CEO for this obligation.

Straight Path IP generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. One of such law firms has the right to 30% of the proceeds from any monetization of the Droplet patent portfolio, as such assets were received in settlement of litigation. The Droplet patent portfolio includes United States Patents Nos. 6,825,780; 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,679,649 and a number of U.S. and foreign patent applications.

Note 9—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on August 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

Item 2         Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

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

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
TelePacific Communications	na	$124

na-less than 10% of total revenues in the period

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

Three and Nine Months Ended April 30, 2014 Compared to Three and Nine Months Ended April 30, 2013

Combined and Consolidated

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands)
Revenues	$913	$285	$628	219.9%	$1,493	$982	$511	52.1%
Direct cost of revenues	(425)	(188)	(237)	(125.5)	(736)	(598)	(138)	(23.1)
Selling, general and administrative	(665)	(985)	320	32.5	(2,276)	(3,303)	1,027	31.1
Gain on sale of rights in wireless spectrum	—	—	—	—	—	150	(150)	(100.0)

Loss from operations	(177)	(888)	711	80.1	(1,519)	(2,769)	1,250	45.2
Interest income	6	3	3	103.2	13	8	5	52.3
Income from IDT Corporation payments of liabilities	332	—	332	nm	383	—	383	nm
(Provision for) benefit from income taxes	(40)	5	(45)	(900.0)	(40)	(7)	(33)	(467.8)

Net income (loss)	121	(880)	1,001	113.8	(1,163)	(2,768)	1,605	58.0
Net (income) loss attributable to noncontrolling interests	(4)	21	(25)	(118.2)	163	313	(150)	(47.8)

Net income (loss) attributable to Straight Path Communications Inc	$117	$(859)	$976	113.7%	$(1,000)	$(2,455)	$1,455	59.3%

nm—not meaningful

Revenues.  Revenues generated by Straight Path Spectrum were $0.1 million and $0.3 million in the three and nine months ended April 30, 2014, respectively, and $0.1 million and $0.4 million in the three and nine months ended April 30, 2013, respectively. Revenues generated by Straight Path IP were $0.8 million and $1.2 million in the three and nine months ended April 30, 2014, respectively, and $0.2 million and $0.6 million in the three and nine months ended April 30, 2013, respectively.

Direct cost of revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 due to increases in the direct cost of revenues of Straight Path IP, as the result of increases in revenues from litigation settlements.

Selling, general and administrative.  Selling, general and administrative expense decreased in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 primarily due to a decrease in Straight Path Spectrum’s legal fees.  Selling, general and administrative expense decreased in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 primarily due to decreases in stock-based compensation expense, legal fees and other employee related expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.1 million and $0.6 million in the three and nine months ended April 30, 2014, respectively, and nil and $1.2 million in the three and nine months ended April 30, 2013, respectively. At April 30, 2014, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $0.5 million is expected to be recognized in the twelve months ending April 30, 2015, $0.5 million is expected to be recognized in the twelve months ending April 30, 2016, and $0.2 million is expected to be recognized in the twelve months ending April 30, 2017.

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

Income from IDT Corporation payments of liabilities.  In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In the three and nine months ended April 30, 2014, IDT paid $0.3 million and $0.4 million, respectively, pursuant to this obligation.

Net (income) loss attributable to noncontrolling interests.  The change in net (income) loss attributable to noncontrolling interests in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to the change in Straight Path IP’s net income (loss) in the three months ended April 30, 2014 compared to the similar period in fiscal 2013. Straight Path IP changed from a net loss in the three months ended April 30, 2013 to net income in the three months ended April 30, 2014. The decrease in net loss attributable to noncontrolling interests in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to the decrease in Straight Path IP’s net loss in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013.

Straight Path Spectrum Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands)
Revenues	$109	$120	$(11)	(9.3)%	$325	$397	$(72)	(18.1)%
Direct cost of revenues	(12)	(15)	3	22.1	(39)	(40)	1	2.5
Selling, general and administrative	(214)	(855)	641	75.0	(638)	(1,177)	539	45.8
Gain on sale of rights in wireless spectrum	—	—	—	—	—	150	(150)	(100.0)
(g)
Loss from operations	$(117)	$(750)	$633	84.5%	$(352)	$(670)	$318	47.5%

Revenues.  Revenues decreased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 as a result of the loss of revenue from leases that expired or terminated.

Direct cost of revenues. Direct cost of revenues, which includes governmental fees and connectivity costs, decreased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 primarily due to the decrease in revenues.

Selling, general and administrative.  Selling, general and administrative expenses decreased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 primarily due to decreases in legal, consulting and professional fees, partially offset by increases in stock-based compensation expense and expense for the Former SPSI CEO’s 50% share of leasing revenue.

Gain on sale of rights in wireless spectrum. In March and April 2012, Straight Path Spectrum closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. In fiscal 2012, Straight Path Spectrum received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, Straight Path Spectrum settled certain claims made by the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum. In the three months ended April 30, 2013, Straight Path Spectrum reversed accrued amounts due to the settlement of the claims and recorded a gain of $0.2 million.

Straight Path IP Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands)
Revenues	$804	$165	$639	386.7%	$1,168	$585	$583	99.8%
Direct cost of revenues	413	174	239	138.1	697	558	139	24.9
General and administrative	451	129	322	248.7	1,638	2,126	(488)	(23.0)
(j)
Loss from operations	$(60)	$(138)	$78	56.4%	$(1,167)	$(2,099)	$932	44.4%

Revenues.  In January 2012, we filed complaints against three defendants claiming infringement of a number of our patents. In October and November 2012, we reached confidential settlement agreements with each of the three defendants. In August 2013, we filed complaints against various companies claiming infringement of a number of our patents. In January and April 2014, we entered into settlement agreements with four of the defendants. The total license and settlement amounts aggregated $13.2 million at April 30, 2014, of which $12.3 million was secured subsequent to the Spin-Off. The aggregate license and settlement amounts exclude contingent amounts for which collectability is not reasonably assured. In connection with these settlements, we recognized revenue of $0.8 million and $1.2 million in the three and nine months ended April 30, 2014, respectively, and $0.2 million and $0.6 million in the three and nine months ended April 30, 2013, respectively, which included revenues for past royalties.

Direct cost of revenues. Direct cost of revenues in the three and nine months ended April 30, 2014 and 2013 consisted of legal expenses directly related to revenues from the October and November 2012 and January and April 2014 litigation settlements described above. We incurred an aggregate of $6.6 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the revenue recognized.

General and administrative.  The increase in general and administrative expense in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to increases in stock-based compensation expense, payroll and related expense, and consulting and professional fees. The decrease in general and administrative expense in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to a $0.7 million decrease in stock-based compensation expense and a $0.4 million decrease in other employee related expense, partially offset by an increase in consulting and professional fees. On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP to Howard Jonas, the Chairman and Chief Executive Officer of IDT at the time. These Straight Path IP shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the nine months ended April 30, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date. The estimated fair value of the Straight Path IP shares was determined using the income approach based on expected future royalties.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, proceeds from the sale of rights in spectrum, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at April 30, 2014 will be sufficient to meet our anticipated cash requirements during the twelve months ending April 30, 2015.

As of April 30, 2014, we had cash and cash equivalents of $15.6 million and working capital (current assets less current liabilities) of $14.7 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In the three and nine months ended April 30, 2014, IDT paid $0.3 million and $0.4 million, respectively, pursuant to this obligation.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $4 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. As of April 30, 2014, we have paid $0.1 million to the Former SPSI CEO for this obligation.

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

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Cash flows provided by (used in):
Operating activities	$555	$(1,270)
Financing activities	—	1,924
Increase in cash and cash equivalents	$555	$654

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Financing Activities

During the nine months ended April 30, 2013, IDT provided us with the cash required to fund our working capital requirements and our operations. In the nine months ended April 30, 2013, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $0.9 million. In addition, in the nine months ended April 30, 2013, the $0.9 million due from us to IDT was contributed by IDT to our equity, such that we were not required to use cash to settle the liability and our debt to IDT was reduced.

In the nine months ended April 30, 2013, IDT invested cash of $1.0 million in Straight Path Spectrum.

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

Off-Balance Sheet Arrangements

As of April 30, 2014, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In June 2014, we began documenting and reviewing our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2014).

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

STRAIGHT PATH COMMUNICATIONS INC.

June 16, 2014	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

June 16, 2014	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer