Form 10-K
period 2014-07-31
Straight Path Communications Inc.
filed 2014-10-14
CIK 1574460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2014,

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

(804) 433-1522

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share	NYSE MKT

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $8.24 per share, as reported on the NYSE MKT, was approximately $76,706,000

As of October 10, 2014, the registrant had outstanding 787,163 shares of Class A common stock and 11,160,103 shares of Class B common stock. Excluded from these numbers are 35,846 shares of Class B common stock held in treasury by Straight Path Communications Inc.

DOCUMENTS INCORPORATED BY REFERENCE

●	The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2015, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Straight Path Communications Inc.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “SPCI” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ended July 31, 2014).

Item 1. Business.

OVERVIEW

Straight Path Communications Inc., a Delaware corporation, is a holding company consisting of the following two reportable business segments:

●	Straight Path Spectrum, Inc., which through its wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum;

●	Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other business related to this intellectual property.

We own 84.5% of our subsidiary Straight Path IP Group, subject to outstanding options held by a consultant to purchase another 0.5% from us. In addition, the former Chief Executive Officer of Straight Path IP Group has asserted a claim to the right to receive options to purchase another 5% of Straight Path IP Group’s common stock from us. A portion of those rights and certain of the terms thereof are subject to a dispute between us and that individual.

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

On July 31, 2013, IDT Corporation, which we refer to as IDT, our former parent corporation, completed a tax-free spinoff, which we refer to as the Spin-Off, of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on July 25, 2013 (the “spin-off record date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every two shares of IDT’s Class A common stock held on the spin-off record date; (ii) one share of our Class B common stock for every two shares of IDT’s Class B common stock held on the spin-off record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

Immediately after the Spin-Off, Straight Path IP Group commenced actions against equipment manufacturers and others in the U.S. International Trade Commission and U.S. District Court to protect its patents.

In fiscal 2014, Straight Path IP Group filed additional patent infringement actions seeking damages against mobile phone and other device manufacturers in the U.S. District Court. In fiscal 2014, Straight Path IP Group entered into 8 settlement and/or licensing agreements with license and settlement payments received in the aggregate amount of $15,825,000. In the first 2 months on fiscal 2015, the Company entered into an additional 4 settlement and/or licensing agreements, bringing the total payments for these 12 settlement and/or licensing agreements to $18,275,000.

Recently the Chairman of the Federal Communications Commission, Tom Wheeler, promised to take initial steps (to consider a Notice of Inquiry) that may lead to adopting rules for mobile service in our frequency band(s). Millimeter wave mobility in our frequency band(s) is perhaps the greatest potential opportunity for Straight Path Spectrum—to maximize the usability and value of our spectrum assets. Straight Path Spectrum is actively pursuing this—being the only millimeter spectrum holder to become an Industrial Affiliate in the leading 5G think tank in the United States, NYU WIRELESS, as well as hiring Jerry Pi, a leader in 5G, as our Chief Technology Officer.

RECENT DEVELOPMENTS

On September 24, 2014, Straight Path IP Group filed patent infringement complaints against each of Apple Inc. (“Apple”), Avaya Inc. (“Avaya”) and Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California and on September 26, 2014, Straight Path IP Group filed a Complaint against Verizon Communications Inc., Verizon Services Corp., and Verizon Business Network Services Inc. (collectively, “Verizon”) in the United States District Court for the Southern District of New York.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

STRAIGHT PATH SPECTRUM, INC.

Overview

We hold a significant number of licenses for fixed wireless spectrum (“Spectrum”) in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what is known as the 39 GHz (Gigahertz) band and LMDS (or 28 GHz) band. We have 39 GHz Spectrum licenses covering the entire continental United States with an average of 833 MHz (Megahertz) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets.

Our Spectrum is primarily used to provide backhaul services for existing Wireless Internet Service Providers (WISPs), for backhaul for Mobile Network Operators (MNOs), and is contemplated for use in next generation mobile solutions such as 5G.

WISPs recognize the cost effectiveness and flexibility of wireless transport (as opposed to fiber transport), and many of the fastest growing internet service providers are reaching new customers, and upgrading their network using wireless. Therefore, increasing numbers of WISPs will, we expect, lease from us and thereby utilize our Spectrum in their wireless networks, instead of utilizing alternative bands, particularly in major metropolitan areas.

MNOs have used our Spectrum for macro cellular backhaul where fiber backhaul is not available or as a substitute for fiber. The wireless communications market is undergoing a transformational change as result of exponential increase in demand for faster and more robust data capability for mobile devices.  In this transformation, many MNOs are expected to deploy small cells.  As the number of cell sites proliferate, so will the need for the backhaul capacity that we provide.

As the demand for significantly greater capacity within wireless networks has grown rapidly, planning and investment for 5G networks has already begun. Our Spectrum holdings—which cover the entire continental US, and have capacity that is substantially greater than currently used access frequencies are well-suited for use in a 5G network. The FCC has recognized in the past that the frequencies in which we operate might one day be usable for mobility (i.e. access to mobile devices), but have deferred proposing and adopting rules to govern such usage until technology and market forces would justify such rule making. On September 26, 2014 current FCC Chairman Tom Wheeler announced that the FCC will consider a Notice of Inquiry to explore innovative developments in the use of spectrum above 24 GHz for mobile wireless services, and how the Commission can facilitate the development and deployment of those technologies. If our Spectrum came to be utilized for access to mobile devices, it would greatly increase the demand for our Spectrum and likely the value of our holdings. While the technology is being developed and may be years away from commercialization, the preparatory steps—specifically putting in place a regulatory framework “where these technologies can flourish”—seem to be underway.

History

In December 2001, IDT, through its subsidiary, Winstar Holdings, LLC, acquired FCC spectrum licenses and other assets from the bankruptcy estate of Winstar Communications, Inc. Certain of those spectrum licenses were transferred to Straight Path Spectrum, Inc. (then known as IDT Spectrum, Inc.).  Certain licenses were allowed to lapse upon expiration, and others were extended, resulting in the holdings described below.

Our Spectrum Holdings

We hold a significant number of licenses for fixed wireless spectrum in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what is known as the 39 GHz band and LMDS, or 28 GHz, band. We have at least 100MHz of bandwidth in every Economic Area in the United States in 39 GHz, and in higher population areas, our licenses cover 600 MHz or more of bandwidth in the 39 GHz band; for instance, in the top 30 markets (by population) we have an average of 833 MHz in the 39 GHz band.

Our auctioned 39 GHz band spectrum is primarily licensed in Economic Areas, or EAs. EAs are delineated by the Regional Analysis Division, Bureau of Economic Analysis, U.S. Department of Commerce and are based on metropolitan or micropolitan statistical areas that serve as regional centers of economic activity, plus the surrounding counties that are economically related to these areas.

Currently, the United States is divided into 176 EAs for the auctioned 39 GHz spectrum. Our licenses cover 175 EAs, the only EA our Spectrum is not authorized for use is EA 176, the Gulf of Mexico.  Based on a comparison of the geographic areas covered by our licenses with the U.S. Census Bureau’s 2010 Census, we cover all of the U.S. population. We hold multiple licenses in all U.S. markets including 828 39 GHz licenses, and 133 licenses in the LMDS band. Our 39 GHz licenses, which are our primary holdings, include at least 100 MHz of total bandwidth in every U.S. market, with up to 1,100 MHz in several markets. We hold an average of 833 MHz of spectrum in the top 30 EAs in the 39 GHz band. As a result, we believe that we are well positioned to provide a single source of fixed wireless Spectrum solutions across a variety of geographic areas and bandwidth requirements.

Wireless Spectrum

Fixed wireless systems offer an alternative means of providing high-speed, high-capacity voice and data transmissions using antennae placed at strategic points connected by direct line of sight. In many circumstances, fixed wireless systems eliminate the need for expensive and time-consuming trenching or physical connections to wired networks. We believe that wireless systems, and systems using our proposed installations, are also more flexible than wired solutions, and that there are specific characteristics of our Spectrum assets that make them more attractive than other wireless spectrum bands for backhaul applications.

As the demand for wireless capacity to support home and mobile communications increases, the providers of those services will need solutions to carry that data.  Traffic from various customers are carried to communications points – cells or other – and the aggregated traffic needs to be carried from those points back to the central or regional hubs where they interconnect with larger communications networks.  This process is known as backhaul.

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

We focus on wireless operators typically providing services in metro markets, where we can best exploit the physical properties and advantages of our Spectrum assets, which include high bandwidth and high circuit density.  We are developing working relationships with service providers, systems integrators, equipment and technology supply partners to ensure that all the elements necessary to deploy our Spectrum are available to our prospective customers, primarily wireless network operators,  such as, but not limited to, WISPs and MNOs.

We will also continue to evaluate other opportunities, like the 5G network, to market our Spectrum for applicable uses.

Our Services

Spectrum Leasing Services

We currently lease Spectrum and provide related services to internet service and telecommunications providers and other companies that prefer to buy their own equipment and design their own fixed wireless networks for last mile and backhaul applications and have the staff and operational systems to support a build-out.

Developing Service Offerings

We have the ability to design—using our assets as the conduit—network architecture configurations that can advantageously satisfy the performance and economic requirements for backhaul at a high-scale volume.

We anticipate providing our services for the following applications:

●	enhancing the ability of WISPs to serve customers in an area to allow greater utilization of high bandwidth applications; and
●	providing backhaul capabilities to MNOs deploying a network to serve high density areas.

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

MNOs have traditionally deployed networks of large “macro cells” that cover a significant area, and carry traffic to substantial numbers of wireless customers.  The voice and data traffic from those large cells is carried back to the providers’ hubs (a process known as “backhaul”) by a variety of high volume methods, primarily fiber optic cables.  This requires that the cells be sited on fiber optic cable access points.

MNOs are struggling with the ability to meet the demand from customers using wireless devices for high volume data applications in addition to voice.  One strategy is to deploy small cell networks in high demand areas – such as business districts and downtown areas in large metropolitan areas.

A small cell is a self-contained, base station that is capable of being deployed at “street level” or within narrowly bound locations that cannot be adequately served (to meet the growing demand) by existing macro tower locations. Small cells—due to their low profile—may be affixed to lamp posts, small buildings, sides of buildings, even traffic lights. In this manner the mobile network operators can provide greater and faster data capacity. A particular problem for small cell deployment is the choice of backhaul. Fiber backhaul is often cost prohibitive for the mobile network operators where they don’t have a large fiber penetration market (such as with street furniture). Our Spectrum is regarded as one of several alternatives for providing small cell backhaul. The features allowing for sectored antenna leases and the use of extremely small antennas in our holdings make our Spectrum an attractive choice for small cell backhaul.

The small cell approach is to develop a network of a large number of small cells with more robust capacity and speed in smaller areas as traffic (density) demands.  The small cells are expected to be sited on buildings, lampposts and other locations close to the ground and will provide service to a smaller number of users over a smaller area than large cells.  The small cells retain the need for high volume backhaul to a central or regional hub that enable communications to other users, the internet and data providers.  Because of their requirements to be close to the ground and the need for a large number in an area, small cells cannot be consistently sited with easy access to fiber optic access points, and must rely, to a greater extent on other solution for their backhaul needs.

We believe that our Spectrum holdings provide a cost-effective and attractive solution for these needs as compared to fiber optic or other wired or wireless alternatives:

•	Our Spectrum is able to carry large volumes of traffic from one point to another point (point-to-point) or from one point to a number of points (point-to-multipoint);
•	Our Spectrum is scalable as to volume and geographic coverage;

•	Our Spectrum can be deployed at lower cost than new wired connectivity;
•	Our Spectrum can be implemented quickly and without the need to secure additional rights;

•	We can deploy our Spectrum assets flexibly and support multiple customers in a single area;
•	Because of our substantial holdings in large metropolitan areas, we can utilize our Spectrum for various applications and support the needs of the largest service providers;

•	Our extensive bandwidth in high population density areas enables us to deploy multiple adjacent channels – or concatenate – to support extremely high volume applications;
•	Because we own Spectrum licenses across the United States, we can provide a large scale solution for national WISPs and MNOs;

•	For small cell applications, we can utilize small antennas that are not available for other wireless solutions where sites cannot accommodate large equipment.

Point to Multipoint Installations

Wireless backhaul operations can be deployed using point-to-point or point-to-multipoint installations.  Point-to-point is typically line-of-sight with highly directive antennas at each end of the link.  This requires dedicated transceiver hardware at each end of the link.  In point-to-multipoint (PMP) applications a transceiver can support multiple connection points thus reducing the expense of additional hardware and the space demands of that equipment.  Our Spectrum holdings are expressly authorized for point-to-multipoint applications by the FCC.  In backhaul deployments, the hub uses sectored antennas to provide connectivity to a number of terminals anywhere around the hub site.  New sites can be added without revisiting the hub site.

In the previous two quarters we have worked with a radio vendor that has developed a next-generation PMP radio that operates in the LMDS (A1) frequency. We have already entered into Spectrum leases as a result, and we expect the adoption of PMP to increase due to the cost effectiveness and flexibility to scale due to wide coverage area sectors.

We expect to work with this and/or other radio vendors to develop a similar offering in the 39 GHz frequency, where our Spectrum holdings are far greater. The development of such a radio will take time, and in the interim we are using our LMDS holdings to demonstrate the proof of concept with the intent of offering a similar capability in 39 GHz when it is available.

5G

The exponentially increasing demand for mobile broadband, coupled with the shortage of spectrum (below 3 GHz) traditionally used for mobile communication and mobile data transmission has spurred technological advances that can utilize millimeter wave frequencies—such as ours—to “access” mobile devices.

Until recently millimeter wave frequencies1—those bands from 24 GHz and higher, including ours at 28 and 39 GHz—have not been considered for access to mobile devices due to their propagation characteristics which do not allow for penetration of interposing objects. As a result most millimeter wave frequencies have been deemed Line of Sight—meaning that there must be a clear Line Of Sight between the base station and endpoint.  Access spectrum, on the other hand, can penetrate or bypass interposing objects, such as buildings, and reach to the endpoints, i.e. end user devices, such as mobile phones, tablets, and other portable devices without line of sight (Non Line of Sight).  Over the past several years—as data consumption has increased exponentially, and concern has risen regarding the adequacy of the current supply of access spectrum (often referred to as the “spectrum crunch”)—technologists have developed innovative base station devices with far greater number of antenna components (i.e. phased array) that can overcome the current propagation limitations for short, yet substantial distances—far shorter than fixed Line of Sight links, yet far greater distances and capacity than current Wi-Fi implementations.

Straight Path Spectrum joined NYU WIRELESS as an Industrial Affiliate to support and encourage the advances and commercialization of 5G millimeter wave technology. Of note, many leading technology companies—Samsung, Intel, Ericsson, NSN, Huaweii, and others—are also Industrial Affiliates at NYU WIRELESS. We expect to work collaboratively with the aforementioned technology companies and others to highlight our assets for utilization for millimeter wave mobility. Straight Path also hired Jerry Pi as our CTO. Mr. Pi is a pioneer in 5G technology, having led the group at Samsung that developed a working prototype for mobile transmission at 28 GHz. Jerry is a leading thinker in millimeter wave mobility. He has authored more than 30 technical journals and conference papers and is a co-inventor of more than 150 patents and applications.

The recognition of millimeter wave mobility as a necessary solution for the data demand and spectrum crunch has reached the highest levels, as the Chairman of the FCC, Tom Wheeler, personally stated the following on September 26, 2014, on the official FCC blog, “The fact that there is no low-hanging fruit in our spectrum inventory that can easily be repurposed for broadband means that the Commission needs to think creatively about how to make more spectrum available and increase the efficiency of its use. Historically, mobile wireless services have been targeted at bands below 3 GHz due to technological and practical limitations. However, there have been significant developments in antenna and processing technologies that may allow the use of higher frequencies – in this case those above 24 GHz – for mobile applications. Acting on a recommendation of the Commission’s Technological Advisory Council, I am circulating to my fellow commissioners a Notice of Inquiry that seeks to broaden the Commission’s understanding of the state of the art in technological developments that will enable the use of millimeter wave spectrum above 24 GHz for mobile wireless services. Early studies show that these new technologies – what some are calling “5G” – can ultimately facilitate a throughput of up to 10 Gigabits/second, a speed that is orders of magnitude greater than that available today. Our effort here is to learn about the technology and ensure a regulatory environment where these technologies can flourish.” The FCC has recognized in the past that LMDS and 39 GHz could eventually be utilized for mobility, but deferred proposing and adopting rules to govern such usage till technology had advanced and market demand justified implementing rules to govern mobile services at 39 GHz and LMDS. The Notice of Inquiry put out to his fellow commissioners by Chairman Wheeler may be the harbinger of regulations that would encourage mobile services utilizing our spectrum.

The value of spectrum is generally determined by (a) the population it covers, (b) the bandwidth it can deliver, (c) the available technology available, and (d) the service it can provide. Our Spectrum (a) covers every inch of the United States. (b) We have an average of 833 MHz in the top 30 markets in the 39 GHz. Such breadth and depth of coverage are unparalleled by any company. The value of these assets (although substantial) has been limited by a market that did not require robust mobile data transmission capacity and technology that was unable to overcome Line of Sight limitations. With the ever increasing demand for mobile data speed and capacity and the woeful lack of lower bandwidth frequencies to sustain said demand, (c) technology has responded to market needs and has evolved (and is marching toward commercialization) (d) to utilize millimeter wave frequencies—in particular licensed frequencies such as LMDS and 39 GHz—to provide mobile services to the hundreds of millions (and counting) mobile devices in the United States. Such increased usage of our spectrum would, we expect, demand an increased value of our assets.

Sales and Marketing

We intend to market our services to a targeted group of WISPs, wireless communications providers, MNOs and other telecommunications carriers. We may also market to other commercial enterprises and through systems integrators, wireless radio vendors and other channel partners. We may also focus on substantial entities that are expanding their own wired or fiber optic networks to meet their backhaul and other requirements. In addition, we intend to work with large systems integrators and other industry channel partners that provide wireless equipment, design, and/or installation and others services to our target customers.

1 While millimeter wave traditionally refers to frequencies between 30 and 300 GHz, we use the term to refer to 24 GHz and above, as that is the range that the FCC has indicated an interest in developing to allow mobile usage therein.

Competition

We operate in the highly competitive telecommunications market. We compete primarily on the basis of our fixed wireless Spectrum portfolio, experience and technical skills, competitive pricing model, service quality, reliability and deployment speed.

We face significant competition from entities that deliver voice and data transmission service and capacity through a variety of methods, including copper, fiber, coaxial cable and other wireless communications solutions.

Our principal competitors are fiber providers such as Level 3 Communications, Inc., NEON and Verizon, cable companies such as Comcast and Time Warner, other spectrum license holders such as XO Communications, long-distance interexchange carriers such as AT&T and Verizon, and the mobile cellular operators that use Common Carrier Channel licenses acquired from the FCC.

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

Regulatory Framework

Our fixed wireless operations and wireless licenses in the LMDS and 39 GHz bands are subject to significant regulation and oversight, primarily by the FCC and, to a certain extent, by the International Telecommunications Union (“ITU”), Congress, other federal agencies, and foreign, state, and local authorities.  At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum, including exclusive jurisdiction over licensing and technical rules for operations of mobile wireless carriers, certain site acquisition matters, and all interstate telecommunications services. State regulatory commissions have jurisdiction over intrastate common carrier and certain other communications providers, unless preempted by the FCC. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements, requiring installation permits, and controlling access to public rights-of-way. The regulations of these agencies are continually evolving through rulemakings, adjudications, and other administrative and judicial proceedings, and future regulatory changes or interpretation of existing regulations could have an adverse effect on our business.

FCC Licensing and Regulation

In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band.  The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services.  The adoption or modification of laws or regulations relating to our wireless licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business.  Under some circumstances, our licenses may be canceled or conditioned.  We also may be fined for any past or future violation of the FCC’s rules, and in extreme cases, our licenses may be revoked.

The ITU internationally and the FCC in the United States determine the use of specific frequency bands by particular services.  If the FCC decides in the future to allocate additional spectrum in the high frequency bands to fixed services, the successful auction of that spectrum could increase the number of entities that hold this spectrum, and its general availability could have a material adverse effect on the value of our spectrum.   In addition, as demand for spectrum grows, the FCC may conduct rulemaking proceedings to allow other licensed or unlicensed equipment to operate in the same spectrum as our licensed bands. This may increase potential interference with our fixed wireless operations and have an adverse effect on our business.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal date for our New York City LMDS license is in February 2016, renewal dates for our 132 other LMDS licenses are in 2018, and the renewal dates for our 39 GHz EA licenses are in 2020.  A “substantial service” requirement applies to each of these LMDS and 39 GHz licenses.  This requirement is intended to provide licensees with flexibility in constructing their licenses.  The FCC has established “safe harbor” guidelines that provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service.  Generally, if a licensee can demonstrate that it has made meaningful use of the licensed frequencies, it is able to make the requisite showing, although there is evolving precedent in this area.  Furthermore, the FCC has taken a flexible approach to non-broadcast license renewal, an approach that has evolved over the past several years, including, for example, the potential for substantial service to be demonstrated by niche, specialized or technologically sophisticated services.  If the FCC finds that a licensee has failed to meet the substantial service requirement for any license, however, that authorization is subject to termination.

Straight Path Spectrum has filed its substantial service performance filings for its 39 GHz licenses. These showings have been accepted by the FCC which is effective for the current period of the licenses, through 2020. Therefore, as of October 14, 2014, Straight Path Spectrum had 828 39 GHz EA licenses with an expiration date of October 18, 2020.  In addition, Straight Path Spectrum holds 133 LMDS licenses in the 28 GHz range, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018 and the New York City LMDS license expires on February 1, 2016.  Straight Path Spectrum will be required to demonstrate substantial service in order to renew its licenses for another ten year term.

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

Our intellectual property currently consists of the following patents:

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

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our intellectual property.  In connection with our activities relating to the protection of our intellectual property, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our patents.  A subsidiary of IDT asserted six of the eleven patents in our NetSpeak portfolio in 2006 against eBay Inc., Skype Technologies SA, Skype Communications, S.A.R.L. and Skype, Inc.  That litigation concluded after pending for more than four years in federal district court as a subsidiary of IDT entered into a global settlement agreement with the defendants.

In January 2012, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. In October and November 2012, Straight Path IP Group reached confidential settlement agreements with each of the three defendants, and in connection with such settlements, the Company received cash and one of the defendants transferred to the Company a number of patents and patent applications and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications.  Those patents and patent applications were assigned to an independent third-party in January 2014.

On August 1, 2013, Straight Path IP Group filed complaints (i) in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc. (“Bandwidth”), Telesphere Networks Ltd. (“Telesphere”), and Vocalocity, Inc. (“Vocalocity”) claiming infringement of two of its key patents (U.S. Patent Nos. 6,701,365 and 6,513,066), (ii) with the International Trade Commission (ITC) to institute an investigation against respondents AmTRAN Logistics, Inc., AmTRAN Technology Co., Ltd.(collectively “AmTRAN”), LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Panasonic Corporation, Panasonic Corporation of North America (collectively “Panasonic”), Sharp Corporation, Sharp Electronics Corporation (collectively “Sharp”), Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc. (collectively “Sony”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”), and Vizio, Inc. (“Vizio”) alleging that the respondents infringed three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and (iii) in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three key patents.

Subsequently, on August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp. (collectively “BlackBerry”), Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. (collectively “ZTE”) alleging infringement of three of its key patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121).

On November 5, 2013, Straight Path IP Group filed another complaint in the United States District Court for the Eastern District of Virginia against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC (collectively “Vonage”) claiming infringement of four of its patents (U.S. Patent Nos. 6,009,469; 6,131,121; 6,513,066; and 6,701,365).

On May 2, 2014, Straight Path IP Group filed a complaint against Netflix, Inc. (“Netflix”) in the United States District Court for the Eastern District of Texas claiming infringement of five of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; 6,701,365; 6,131,121; and 6,513,066).

On June 5, 2014, Straight Path IP Group filed an additional complaint against BlackBerry in the United States District Court for the Eastern District of Texas, again claiming infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). This action against BlackBerry implicated infringing products and/or services not accused in the August 23, 2013 patent infringement action against BlackBerry described above.

On September 24, 2014, Straight Path IP Group filed three complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California.  Straight Path IP claims that (a) Apple’s telecommunications products, including Facetime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant's Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365).

On September 26, 2014, Straight Path IP Group filed a complaint against Verizon in the United States District Court for the Southern District of New York.  Straight Path IP Group claims Verizon’s telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe three of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, and 6,701,365).

During fiscal 2014, in connection with the legal proceedings discussed above, Straight Path IP Group entered into confidential settlement and patent license agreements with Bandwidth, Sharp, Sony, AmTRAN, Telesphere, Panasonic, and Vocalocity.  We also entered into a confidential patent license with Google.  The aggregate amount of fees in these agreements is $15,825,000.

In addition, we have entered four confidential settlement and/or patent license agreements with BlackBerry, Netflix, Vonage, and ZTE since August 1, 2014.  The aggregate fees collected for the 12 agreements settled since our Spin-Off is $18,275,000.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

As of October 14, 2014, we have 6 employees.

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

Our Spectrum holdings are among the Company’s core assets.  A substantial market for our Spectrum licenses may never develop and the prospects for that market may be adversely affected by:

●	the anticipated demand for backhaul may not materialize;

●	the backhaul market may be dominated by unlicensed band wireless backhaul options;

●	the backhaul market may be dominated by fiber solutions not requiring any wireless spectrum;

●	the macro network may not use 28/39 GHz spectrum or very little of it;

●	new wireless technologies that provide enough capability in existing microwave bands, available at low cost from the FCC, may be sufficient for wireless backhaul needs of the small cell or macro backhaul network;

●	front haul solutions including CPRI or remote radio head backhaul may not use 28/39 GHz spectrum instead preferring fiber, microwave channels or unlicensed band spectrum;

●	networks may require non line of sight spectrum;

●	FCC regulatory impact;

●	new spectrum allocation by the FCC, thereby increasing more channels to be used by our competitors;

●	lack of available equipment for our band from manufacturers; and

●	cost of site acquisition;

●	small cell networks may not be developed.

●	5G networks may not be developed; and

●	5G networks may not utilize 28/39 GHz spectrum.

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

The demand for backhaul needs depends on the continued growth in demand for high volume of data for mobile and home use. The provision of mobile use is a continuing evolving sector of the telecommunications industry, and is subject to a number of risks and uncertainties, including:

●	the continued development and market acceptance of mobile devices enabled for mobile applications;

●	the continued development and use of high-bandwidth mobile applications;

●	historical perceptions regarding the burdens and unreliability of previous mobile wireless technologies;

●	high rates of consumer adoption of mobile applications;
●	increased levels of usage by subscribers;

●	increased or burdensome government presence through policy and regulatory changes; increases in the number of overall subscribers; and

●	the continued development of 5G technology and regulations allowing for mobility in our band(s).

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

The FCC may cancel or revoke our licenses for past or future violations of the FCC’s rules or fail to expand the use of our licenses for access to mobile devices, which could limit our operations and growth.

Our wireless operations and wireless licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state, and local authorities.  In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under some circumstances, our licenses may be canceled or conditioned. We also may be fined for any past or future violation of the FCC’s rules, and in extreme cases, our licenses may be revoked. Further, the FCC may not allow our Spectrum to be used as “access spectrum” for communication with mobile devices.

Our FCC licenses are subject to renewal and substantial service requirements.  If any licenses are not renewed upon expiration, that could limit the expansion of our business and our ability to lease spectrum and market services provided over our licenses, and could harm our operating results.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal date for our New York City LMDS license is in February 2016, renewal dates for our 132 other LMDS licenses are in 2018, and the renewal dates for our 39 GHz EA licenses are in 2020.  A “substantial service” requirement applies to each of these licenses.  The FCC’s “substantial service” requirement for both LMDS and 39 GHz licensees is intended to provide licensees with flexibility in constructing their licenses. The “safe harbor” guidelines provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service. Generally, if a licensee can demonstrate that it has made meaningful use of the licensed frequencies, it should be able to make the requisite showing, although there is evolving precedent in this area. Furthermore, the FCC has taken a flexible approach to non-broadcast license renewal, an approach that has evolved over the past several years, including, for example, the potential for substantial service to be demonstrated by niche, specialized or technologically sophisticated services. We have filed substantial service showings for each of these licenses on or before the final construction deadline.  If the FCC finds that a licensee has failed to meet the substantial service requirement for any license that authorization is subject to termination.

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

A decline in the value of our FCC licenses could negatively impact our ability to raise capital both privately and in the public markets and could significantly reduce the value of the spectrum assets. The value of any or all of our FCC licenses could decrease as a result of many factors, including:

●	increases in supply of spectrum that provides similar functionality;

●	new wireless technology in unlicensed bands that provides the same capability of our network;

●	a decrease in the demand for services offered with any of our FCC licenses;

●	lower values placed on similar licenses in future FCC auctions;

●	regulatory limitations on the use, leases, transfer or sale of rights in any of our FCC licenses;

●	increase in cost or requirements for maintaining licenses; or

●	bankruptcy or liquidation of any comparable companies.

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

We may need to protect incumbent operations.

Prior to adopting service rules for the 39 GHz spectrum distributed by auction, the FCC permitted licensees to define their own service areas. Applicants for licenses provided the latitude and longitude points for the boundaries of their desired service area, thereby creating service areas generally rectangular in shape – rectangular service areas, or RSAs.  Auction license winners like us are required to protect, and not cause harmful interference to, RSA licensees.  There are RSA licenses within some of our 39 GHz licenses which will deprive us of the full use of our licensed spectrum in those affected areas.

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

As of July 31, 2014, we had 5 employees who work directly for us. We have historically relied on third parties for services and support.  Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to identify customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services. This could result in customer dissatisfaction and loss. Additionally, our competitors, many of whom have significantly more personnel and greater resources, may be better able to seek and respond to opportunities than we can.

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

The wireless communications services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards and regulatory requirements. The backhaul infrastructure that supports this dynamic industry must be similarly flexible and able to adapt to these changes. Our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

●	competition from service providers using other means to deliver similar or alternative services;
●	competition from new service providers using more efficient, less expensive technologies, including products or services not yet invented or developed;

●	customers self-provisioning their own backhaul services;
●	gaining and sustaining market acceptance of the technology underlying our services;

●	realizing economies of scale;
●	responding successfully to advances in competing technologies in a timely and cost-effective manner;

●	existing, proposed or undeveloped technologies that may render fixed wireless backhaul and other services less profitable or obsolete; and
●	increase in costs or requirements to maintain licenses.

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

Straight Path IP Group’s patent portfolio is among the Company’s core assets. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. In addition, the Company’s existing patents have finite lives, and the patents start to expire on September 25, 2015, although Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration.  There is no guarantee that they will be adequately exploited or commercialized.

The USPTO may grant a re-examination of our patents.

In 2010 and 2011, certain patents in Straight Path IP Group’s portfolio successfully emerged from re-examination proceedings at the United States Patent and Trademark Office (USPTO).  Nevertheless, our patents may be subject to further requests to the USPTO to reexamine our patents.  Although we believe that our patents are valid, they may be deemed invalid during a re-examination.  Moreover, any litigation filed after the grant of a re-examination may be subject to an order to stay the litigation while the re-examination proceeds.  Therefore, while a re-examination is pending, we may be unable to enforce our patents. Similarly, if claims are invalidated through inter partes review (or re-exam or a different litigation) active cases may be stayed during appeal, and the court may dismiss the case based on a finding of invalidity in another forum.

The USPTO may grant an inter partes review.

The America Inventors Act (“AIA”) created a new procedure for challenging an issued patent at the Patent Office, the inter partes review. A petitioner challenging a patent must allege “that there is a reasonable likelihood that the petitioner would prevail with respect to at least 1 of the claims challenged in the petition.” 35 U.S.C. § 314(a). As discussed in the Legal Proceedings section below, various parties, including some of the defendants in actions we brought to enforce our patent rights, filed petitions for inter partes review at the Patent Office for certain claims of our patents.

In one instance, on April 11, 2013, Sipnet EU S.R.O., a Czech company, filed a petition for an inter partes review at the USPTO for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 9, 2014, the USPTO issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. We disagree with this decision and intend to appeal this decision to the U.S. Court of Appeals for the Federal Circuit.

During the pendency of an inter partes review, or related appeal, any litigation related to the patents in review could potentially be subject to an order to stay the litigation while the review proceeds. Therefore, while a review is pending, we may be unable to enforce our patents. .

Certain claims brought at the USPTO have been successfully challenged on inter partes review.

As discussed in the Legal Proceedings section below, as a result of Sipnet’s inter partes review challenging certain claims of the ‘704 patent, the USPTO issued an administrative decision on October 9, 2014, stating that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. This decision could have a materially adverse impact on our enforcement efforts. While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all the claims of the ’704 Patent and appeal the ruling. The USPTO’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.

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

Our operating subsidiary is spending a significant amount of resources to enforce our rights.  If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on September 16, 2012. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. As well, the AIA introduced new post grant proceedings, namely Inter Partes Review, to allow a third party to challenge the validity of patent claims. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of our patented technologies, and this could have a material adverse effect on our business and financial condition.

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

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than other business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

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

It may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. We may incur significant expenses and commit significant management time with respect to such legal proceedings which may adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we would be successful in any additional legal proceedings and the outcome of such litigation could be harmful to us. In addition, we may be subject to claims seeking to invalidate our patents, as typically asserted by defendants in patent litigation. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. In addition, then existing licensees of our patents may no longer be obligated to pay royalties to us. Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, may have a material adverse effect on us.  Further, the courts have discretion to award reasonable attorney fees for “exceptional” cases lacking merit or for being unreasonably litigated.

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

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that it properly terminated for cause the employment of the former Chief Executive Officer of Straight Path IP Group (the “Former SPIP CEO”) and that he is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments, including in respect of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. In a filing with respect to the arbitration proceeding, the Former SPIP CEO announced his intent to present evidence of a valuation of $5 billion for Straight Path IP, along with his assertion that the market value of Straight Path IP Group is not a fair representation of his damages related to his alleged equity rights. Discovery is complete, the parties have filed motions for summary judgment, and the arbitration is set to begin on November 3, 2014.  The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the respondent’s counterclaims. At the current time, the Company cannot reasonably determine its likely exposure in this matter. Under the terms of the Separation Agreement related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIP CEO.

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

Howard Jonas placed all of the SPCI Class A Common Stock and Class B Common Stock distributed in the Spin-Off that would be beneficially owned by him in trust with an independent trustee, the Alliance Trust Company LLC (the “Trustee”). Howard Jonas retained the economic benefit of the shares placed in the trust, but does not have voting or dispositive power or control with respect to such shares. As of October 10, 2014, the Trustee has voting power or control over 2,190,152 shares of our common stock (which includes 787,163 shares of our Class A common stock and 1,402,989 shares of our Class B common stock) and representing approximately 72% of the combined voting power of our outstanding common stock. Mr. Jonas’ consent is needed with respect to certain significant corporate matters requiring approval by our stockholders, including the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management will be limited.

We intend to exercise our option for the “controlled company” exemption under NYSE MKT rules with respect to our Nominating Committee.

We are a “controlled company” as defined in section 801(a) of the NYSE MKT Company Guide because more than 50% of the combined voting power of all of our outstanding common stock will be beneficially owned by a single stockholder. As a “controlled company,” we will be exempt from certain NYSE MKT rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We intend to apply this “controlled company” exemption for our corporate governance practices with respect to the independence requirements of our Nominating Committee. Accordingly, with respect to our Nominating Committee you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT, and if we were to apply the controlled company exemption to other independence requirements, you would not have the protection afforded by those requirements either.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia, 23059 and we are currently operating under a lease agreement ending on May 31, 2015 at a monthly rent of $575.   The Company also leases a satellite office in Englewood Cliffs, New Jersey.

Item 3. Legal Proceedings.

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that it properly terminated for cause the employment of the former Chief Executive Officer of Straight Path IP Group (the “Former SPIP CEO”) and that he is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments, including in respect of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. In a filing with respect to the arbitration proceeding, the Former SPIP CEO announced his intent to present evidence of a valuation of $5 billion for Straight Path IP Group, along with his assertion that the market value of Straight Path IP Group is not a fair representation of his damages related to his alleged equity rights. Discovery is complete, the parties have filed motions for summary judgment, and the arbitration is set to begin on November 3, 2014.  The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the respondent’s counterclaims. At the current time, the Company cannot reasonably determine its likely exposure in this matter. Under the terms of the Separation Agreement related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIP CEO.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth, Telesphere, and Vocalocity claiming infringement of two of its patents (U.S. Patent Nos. 6,701,365 and 6,513,066). Straight Path IP Group sought both damages and injunctive relief from the defendants. In January 2014, Straight Path IP Group entered into a confidential settlement and patent license agreement with Bandwidth. On February 26, 2014, the Court issued a Markman ruling, which Straight Path IP Group believes is favorable to its claims. In May 2014, Straight Path IP Group entered into a confidential settlement and patent license agreement with Telesphere. In June 2014, Straight Path IP Group entered into a confidential settlement and patent license agreement with Vocalocity.

On August 1, 2013, Straight Path IP Group filed a complaint with the International Trade Commission (“ITC”) to institute an investigation against respondents AmTRAN, LG, Sharp, Sony, Toshiba, and Vizio, Straight Path IP Group alleged that the respondents infringed three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). Straight Path IP Group sought to exclude the allegedly infringing products from importation into the United States. On September 4, 2013, the ITC instituted the investigation. In January 2014, Straight Path IP Group and Sharp entered into a confidential settlement and patent license agreement. In April 2014, Straight Path IP Group and Sony entered into a confidential settlement and patent license agreement. In May 2014, Straight Path IP Group and AmTRAN entered into a confidential settlement and patent license agreement. Also on May 5, 2014, Straight Path IP Group moved to terminate the ITC investigation to pursue its claims against the remaining respondents in district court. On May 12, 2014, the Administrative Law Judge issued an initial determination granting Straight Path IP Group’s motion to terminate. In May 2014, Straight Path IP Group and the Panasonic entities entered into a confidential settlement and patent license agreement.

On August 1, 2013, Straight Path IP Group also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three patents. Straight Path IP Group seeks damages in these actions. These actions against LG, Toshiba, and Vizio have been consolidated, and a scheduling order has issued—with trial set for February 2015. The co-pending actions against Sharp, Sony, Panasonic, and AmTRAN were dismissed from the district court based on compliance with obligations under the confidential settlement and patent license agreement. A scheduling order is expected shortly.

On April 23, 2014, Straight Path IP Group and Google, Inc. entered into a confidential license agreement. Although Google was not a party to either the ITC investigation or district court actions described above, Google products and services were identified in a number of allegedly infringing products.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against BlackBerry, Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C. and ZTE alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). Straight Path IP Group seeks damages in these actions. Discovery has begun, a Markman hearing is set for November 2014 and a pretrial conference has been set for October 2015. In August 2014, Straight Path IP Group and Blackberry entered into a confidential settlement and patent license agreement. In September 2014, Straight Path IP Group and ZTE entered into a confidential settlement agreement.

On November 5, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Virginia against Vonage claiming infringement of four of its patents (U.S. Patent Nos. 6,009,469; 6,131,121; 6,513,066; and 6,701,365). Straight Path IP Group sought both damages and injunctive relief from the defendants. In January 2014, the action was transferred to the District Court for the District of New Jersey. In September 2014, Straight Path IP Group and Vonage entered into a confidential settlement and patent license agreement.

On May 2, 2014, Straight Path IP Group filed a complaint against Netflix in the United States District Court for the Eastern District of Texas claiming infringement of five of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; 6,701,365; 6,131,121; and 6,513,066). Straight Path IP Group sought both damages and injunctive relief in this action. In August 2014, Straight Path IP Group and Netflix entered into a confidential settlement and patent license agreement.

On May 19, 2014, Vizio, Inc. filed an action for declaratory relief of non-infringement of Straight Path’s patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121) in the Eastern District of Virginia against Straight Path IP Group. That action was dismissed.

On June 5, 2014, Straight Path IP Group filed an additional complaint against BlackBerry in the United States District Court for the Eastern District of Texas, again claiming infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). This action against BlackBerry implicated infringing products and/or services not accused in the August 23, 2013 patent infringement action against BlackBerry described above. Straight Path IP Group sought both damages and injunctive relief in this action. The complaint was dismissed as part of the parties’ August 2014 confidential settlement and patent license agreement.

On September 24, 2014, Straight Path IP Group filed three complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including Facetime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant's Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365).

On September 26, 2014, Straight Path IP Group filed a complaint against Verizon in the United States District Court for the Southern District of New York. Straight Path IP Group claims Verizon’s telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe three of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, and 6,701,365).

Inter Partes Review

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (IPR) at the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 11, 2013, the USPTO partially granted the request and instituted an IPR. On July 11, 2014, the USPTO held oral argument. On October 9, 2014, the USPTO issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. We disagree with this finding and intend to appeal this decision to the U.S. Court of Appeals for the Federal Circuit. Nevertheless, this decision could have a materially adverse impact on our enforcement efforts. While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ’704 Patent and appeal the ruling. The USPTO’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.

During the pendency of an inter partes review, or related appeal, any litigation related to the patents in review could potentially be subject to an order to stay the litigation while the review or appeal proceeds. Therefore, while a review or appeal is pending, we may be unable to enforce our patents.

On December 5, 2013, Sony filed three petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. On April 28, 2014, Sony and SPIPG jointly moved to terminate Sony’s petitions. On May 2, 2014, the USPTO terminated the petitions.

On August 1, 2014, Vonage and Netflix, Inc. filed five petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, 6,513,066, 6,701,365, and 6,131,121. As we have settled with both Netflix and Vonage we expect these IPRs to be dismissed.

On August 22, 2014, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America filed three petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121.

None of these petitions have been granted and may not be granted by the USPTO.

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

The table below sets forth the high and low sales prices for our Class B common stock as reported by the NYSE MKT for fiscal 2014 the only period our Class B common stock traded on the NYSE MKT.  On July 31, 2013, we completed the Straight Path Spin-Off, in which each of our stockholders received one share of Straight Path Class A common stock for every two shares of our Class A common stock and one share of Straight Path Class B common stock for every two shares of our Class B common stock held of record as of the close of business on July 25, 2013.

	High	Low
Fiscal year ended July 31, 2014
First Quarter	$6.40	$4.47
Second Quarter	$9.30	$5.31
Third Quarter	$8.54	$5.94
Fourth Quarter	$10.69	$6.78

On October 10, 2014, there were 1 holder of record of our Class A common stock and 270 holders of record of our Class B common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 13, 2014, the last sales price reported on the NYSE MKT for our Class B common stock was $14.21 per share.

We were formed in April 2013 and have never paid cash dividends.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability (after satisfying all of our operational needs, including payments to the former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”)) and retain certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2015, which we will file with the SEC within 120 days after July 31, 2014, and which is incorporated by reference herein.

Issuer Purchases of Equity Securities

There were no purchases by us of our shares during the fourth quarter of fiscal 2014.

Item 6. Selected Financial Data.

As of July 31, 2014, we qualified as an accelerated filer as our public float was $76,706,000 as of January 31, 2014, the last business day of our second quarter in fiscal 2014. But in accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure available to smaller reporting companies to the disclosure requirements applicable to all other companies beginning with our Quarterly Report on Form 10-Q for our first quarter in fiscal 2015.

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

OVERVIEW

We were formerly a subsidiary of IDT Corporation. On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company. As a result of the Spin-Off, each IDT stockholder received one share of our Class A common stock for every two shares of IDT Class A common stock and one share of our Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, we distributed approximately 787,000 shares of our Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of our Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

Our businesses consist of Straight Path Spectrum, Inc., or Straight Path Spectrum, and Straight Path IP Group, Inc., or Straight Path IP Group. We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP Group, subject to outstanding options held by a consultant to purchase another 0.5% of Straight Path IP Group from us. In addition, the former Chief Executive Officer of Straight Path IP Group, or the Former SPIP CEO, has asserted claim to the right to receive options to purchase 5% of Straight Path IP Group’s common stock from us, which is in dispute. There are also several other inactive subsidiaries.

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP Group holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

Concentration of Customers

In fiscal 2014 and fiscal 2013, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31 (in thousands)	2014	2013
Customer:
TelePacific Communications	$165	$165
AT&T	114	134
UNSI	53	-

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

Straight Path IP Group licenses its portfolio of patents to companies who use these patents in the provision of their service. The contractual terms of the license agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Straight Path IP Group generally recognizes revenue on a straight-line basis over the contractual term of the license, once collectability of the amounts is reasonably assured. For the licensing agreements with variable royalty payments which are based on a percentage of sales, Straight Path IP Group earns royalties at the time that the customers’ sales occur. Straight Path IP Group’s customers, however, do not report and pay royalties owed for sales in any given period until after the conclusion of that period. As Straight Path IP Group is unable to estimate the customers’ sales in any given period to determine the royalties due to Straight Path IP Group, it recognizes royalty revenues when sales and royalties are reported by customers and when other revenue recognition criteria are met.

In addition, Straight Path IP Group may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments and future royalty payments) is allocated to each element of the settlement based on the fair value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Straight Path IP Group does not recognize any revenues prior to execution of the agreement since there is no reliable basis on which it can estimate the amounts for royalties related to previous periods or assess collectability.

Direct Cost of Revenues

Direct cost of revenues for Straight Path Spectrum consists primarily of network and connectivity costs and associated regulatory taxes and fees. Such costs are charged to expense as incurred.  Direct cost of revenues for Straight Path IP Group consists of legal expenses directly related to revenues from litigation settlements. Expenses incurred for which revenue has not yet been recognized is classified as prepaid expenses – settlements in the consolidated balance sheet.

Intangible Assets with Indefinite Useful Lives

Intangible assets of consists of the cost of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, we adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, we were required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. We would estimate the fair value of the asset using discounted cash flow methodologies, as well as considering third party market value indicators. Cash flow projections and fair value estimates, as well as assessing qualitative factors to determine whether it is more likely than not that an asset is impaired, require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods.

Recently Issued Accounting Pronouncements

Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2014.  The adoption of ASU 2013-11 did not have a material effect on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance and creates ASC 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company will adopt this standard on August 1, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is currently evaluating the effects of the adoption of ASU 2014-09 on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended July 31, 2014 Compared to Year Ended July 31, 2013

We were incorporated in April 2013 in the state of Delaware. Our combined and consolidated financial statements include the assets, liabilities, results of operations and cash flows relating to the businesses included in the Company following Spin-Off, and are reflected as if we were a separate entity and operated our business in all periods presented.

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the combined and consolidated results of operations.

Combined and Consolidated

	Year ended July 31,		Change
	2014	2013	$	%
	(in thousands)
Revenues	$4,796	$1,130	$3,666	324.4%
Direct cost of revenues	(2,487)	(630)	(1,857)	(294.8)
Selling, general and administrative	(3,001)	(3,115)	114	3.7
Gain on sale of rights in wireless spectrum	—	150	(150)	(100.0)
Loss on settlement of Straight Path Spectrum legal proceedings	—	(1,150)	1,150	100.0
(Loss) income from operations	(692)	(3,615)	2,923	80.9
Other income	408	11	397	nm
Benefit from (provision for) income taxes	2,353	(8)	2,361	nm
Net income (loss)	2,069	(3,612)	5,681	157.3
Net (income) loss attributable to noncontrolling interests	(32)	399	(431)	(108.0)
Net income (loss) attributable to Straight Path Communications Inc.	$2,037	$(3,213)	$5,250	163.4%

nm—not meaningful

Revenues.   Revenues consisted of $424,000 in fiscal 2014 and $525,000 in fiscal 2013 generated by Straight Path Spectrum, and $4.372 million in fiscal 2014 and $605,000 in fiscal 2013 generated by Straight Path IP Group.

Direct cost of revenues. Direct cost of revenues increased due to an increase in the direct cost of revenues of Straight Path IP Group, which were related to revenues from litigation settlements.

Selling, general and administrative expense.   Selling, general and administrative expense (“SGA”) includes salaries and payroll taxes, professional fees including accounting, legal and consulting, insurance and stock-based compensation.   SGA decreased in fiscal 2014 as compared to fiscal 2013 primarily due to decreases in legal expenses offset by increases in salaries and payroll taxes, other employee related expenses, the expense for the Former SPSI CEO’s 50% share of leasing revenue and stock exchange fees.

Stock-based compensation expense included in consolidated SG&A expense was $758,000 in fiscal 2014 and $675,000 in fiscal 2013. At July 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.043 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $522,000 is expected to be recognized in fiscal 2015 and $521,000 in fiscal 2016.

Gain on sale of rights in wireless spectrum, settlement of claim.   In March and April 2012, we closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of our LMDS and 39 GHz EA spectrum licenses covering metropolitan areas from our nationwide portfolio. In fiscal 2012, we received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, we settled certain claims of the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum and recorded an additional gain of $150,000.

Loss on settlement of Straight Path Spectrum legal proceedings.  On June 6, 2013, IDT and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see “Straight Path Spectrum Segment” below). Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, which we recorded as follows. We attributed $350,000 to the value of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO, and the remaining $1.115 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings.”

Net income (loss) attributable to noncontrolling interests. Net income (loss) attributable to noncontrolling interests was $32,000 and ($399,000) in fiscal 2014 and fiscal 2013, respectively. The increase in net income attributable to noncontrolling interests in fiscal 2014 compared to fiscal 2013 was primarily due to the increase in Straight Path IP Group’s net income.

Straight Path Spectrum Segment

	Year ended July 31,		Change
	2014	2013	$	%
	(in thousands)
Revenues	$424	$525	$(101)	(19.2)%
Direct cost of revenues	(29)	(53)	24	45.3
Selling, general and administrative	(890)	(1,363)	473	34.7
Gain on sale of rights in wireless spectrum	—	150	(150)	(100.0)
Loss on settlement of legal proceedings	—	(1,150)	1,150	100.0
Loss from operations	$(495)	$(1,891)	$1,396	73.8%

Revenues.    Revenues decreased in fiscal 2014 compared to fiscal 2013 as a result of the loss of revenue from leases that expired or terminated, partially offset by revenue from new leases with current customers.

Direct cost of revenues. Direct cost of revenues include governmental fees and connectivity costs that decreased in fiscal 2014 compared to fiscal 2013 primarily due to the decrease in revenues.

Selling, general and administrative expense.   SGA decreased in fiscal 2014 as compared to fiscal 2013 primarily due to decreases in legal expenses offset by increases in salaries and payroll taxes, other employee related expenses and stock exchange fees.

Gain on sale of rights in wireless spectrum, settlement of claim.   In March and April 2012, we closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of our LMDS and 39 GHz EA spectrum licenses covering metropolitan areas from our nationwide portfolio. In fiscal 2012, we received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, we settled certain claims of the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum and recorded an additional gain of $150,000.

Loss on settlement of legal proceedings.  On June 6, 2013, IDT and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. The disputes related primarily to certain contractual and other alleged rights the Former SPSI CEO claimed to have with respect to certain wireless spectrum licenses owned by Straight Path Spectrum, including rights to a portion of future proceeds from licensing, leasing, and sale of rights in spectrum licenses. In connection with the settlement, and in consideration for the transfer of certain wireless spectrum licenses that an entity controlled by the Former SPSI CEO had purchased as agent for Straight Path Spectrum, the Former SPSI CEO’s relinquishment of his claimed rights for future proceeds from other wireless spectrum licenses owned by Straight Path Spectrum, and releases, Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, and the Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. The future payments shall equal 50% of revenues, net of certain expenses, received from such activities with respect to the covered licenses that are to be retained by Straight Path Spectrum, up to a maximum of $3.25 million. The parties to the settlement exchanged mutual releases with respect to all claims they had against each other arising from all prior or existing relationships.

We recorded the $1.5 million payment in fiscal 2013 in connection with the settlement with the Former SPSI CEO and parties related to the Former SPSI CEO as follows. We attributed $350,000 to the value of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO, which was included in “Intangibles Assets” in the combined and consolidated balance sheet at July 31, 2013, and the remaining $1.150 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings” in fiscal 2013 in the combined and consolidated statement of operations.

Straight Path IP Group Segment

	Year ended July 31,		Change
	2014	2013	$	%
	(in thousands)
Revenues	$4,372	$605	$3,767	622.6%
Direct cost of revenues	(2,458)	(577)	(1,881)	(326.0)
Selling, General and administrative expense	(2,111)	(1,752)	(359)	(199.2)
Loss from operations	$(197)	$(1,724)	$1,527	88.6%

Revenues. As discussed above, the Company has filed a series of lawsuits claiming infringement of a number of its key patents and was seeking both damages and injunctive relief. Many of the actions have been settled. In connection with the settlements, Straight Path IP Group recognized revenue of approximately $4.4 million in fiscal 2014 and $605,000 in fiscal 2013. The total settlement amounts aggregated $16.7 million, excluding contingent amounts for which collectability is not reasonably assured. These settlement agreements include license fees for the duration of the license term. The license term is through the expiration of the licenses in September 2015.

Direct cost of revenues. Direct cost of revenues in fiscal 2014 and fiscal 2013 consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $8.8 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the revenue recognized.

Selling, general and administrative expense. SGA increased in fiscal 2014 as compared to fiscal 2013 primarily due to increases in salaries and payroll taxes, other employee related expenses and stock exchange fees.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, proceeds from the sale of rights in spectrum, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at July 31, 2014 and cash flow from operations will be sufficient to meet our anticipated cash requirements during the twelve months ending July 31, 2015.

As of July 31, 2014, we had cash and cash equivalents of $6.2 million and working capital (current assets less current liabilities) of $17.1 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any of our liabilities arising or related to the period prior to the Spin-Off. In fiscal 2014, IDT paid $386,000 pursuant to this obligation.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. As of July 31, 2014, we have paid $112,000 to the Former SPSI CEO for this obligation.

We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

(in thousands)	Year ended July 31,
	2014	2013
Cash flows provided by (used in)
Operating activities	$6,215	$(2,637)
Investing activities	—	(350)
Financing activities	17	15,389
Increase in cash and cash equivalents	$6,232	$12,402

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable and timing of settlements of lawsuits brought by Straight Path IP Group.

Investing Activities

Purchase of spectrum licenses of $350,000 in fiscal 2013 was from the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO.

Financing Activities

In fiscal 2013, IDT provided us with the cash required to fund our working capital requirements and our operations. In fiscal 2013, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $15.4 million, which included cash of $1.0 million that IDT invested in Straight Path Spectrum, as well as cash transferred by IDT to us in connection with the Spin-Off such that we had approximately $15 million in cash at the time of the Spin-Off.

During the fourth quarter of fiscal 2014, the Company received $17,000 upon the exercise of stock options.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves.  Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

We have no future contractual obligations or other commercial commitments as of July 31, 2014, other than as follows: We are currently operating under a lease agreement for our corporate headquarters in Richmond, Virginia for a term of one year beginning on June 1, 2014 and ending on May 31, 2015 at a monthly rent of $575.  In July 2013, we entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey for one year commencing on August 1, 2013 and ending on July 31, 2014 for aggregate rent of $8,800.  We are currently operating under a lease agreement for the period August 5, 2014 through October 31, 2014 for aggregate rent of $3,390.   We expect to operate the Englewood Cliffs, New Jersey satellite office under a lease agreement for the period of November 1, 2014 through October 31, 2017 for aggregate rent of $111,600.

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

As discussed in Item 6 above, we will transition from the scaled disclosure available to smaller reporting companies to the disclosure requirements applicable to all other companies beginning with our Quarterly Report on Form 10-Q for our first quarter in fiscal 2015.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon are set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of the registrant’s independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 31 and 32 and are incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Davidi Jonas - Chairman of the Board, Chief Executive Officer and President

Jonathan Rand - Chief Financial Officer

Jerry Pi - Chief Technology Officer

Management Directors

Davidi Jonas

Independent Directors

K. Chris Todd - Partner at the law firm of Kellog, Huber, Hansen, Todd, Evans & Figel, P.L.L.C.

William F. Weld - Partner at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (Mintz Levin) and a principal of ML Strategies, LLC, a consulting affiliate of Mintz Levin.

Fred Z. Zeidman - Chairman of the Board of Petroflow Energy Corporation and Chairman of the Board of Petro River Oil Corporation.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2014, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2014, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2014, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2014, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2014, and which is incorporated by reference herein.

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

Date: October 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Davidi Jonas	Chief Executive Officer,	October 14, 2014
Davidi Jonas	President and Director (Principal Executive Officer)

/s/ Jonathan Rand	Chief Financial Officer	October 14, 2014
Jonathan Rand	(Principal Financial Officer and Principal Accounting Officer)

/s/ K. Chris Todd	Director	October 14, 2014
K. Chris Todd

/s/ William F. Weld	Director	October 14, 2014
William F. Weld

/s/ Fred S. Zeidman	Director	October 14, 2014
Fred S. Zeidman

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of Straight Path Communications Inc. and subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2014 was effective in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Zwick & Banyai PLLC has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2014.

/s/ Davidi Jonas
Davidi Jonas
Chairman and Chief Executive Officer

/s/ Jonathan Rand
Jonathan Rand
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Straight Path Communications Inc.

We have audited the accompanying consolidated balance sheets of Straight Path Communications Inc. as of July 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the years in the two-year period ended July 31, 2014. We also have audited Straight Path Communications Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Straight Path Communications Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Straight Path Communications Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Straight Path Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC
Southfield, Michigan

October 14, 2014

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

STRAIGHT PATH COMMUNICATIONS INC.

Report of Independent Registered Public Accounting Firm	F-2

Combined and Consolidated Balance Sheets as of July 31, 2014 and 2013	F-3

Combined and Consolidated Statements of Operations for the Years Ended July 31, 2014 and 2013	F-4

Combined and Consolidated Statements of Equity for the Years Ended July 31, 2014 and 2013	F-5

Combined and Consolidated Statements of Cash Flows for the Years Ended July 31, 2014 and 2013	F-6

Notes to Combined and Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Straight Path Communications Inc.

We have audited the accompanying consolidated balance sheets of Straight Path Communications Inc. as of July 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the years in the two-year period ended July 31, 2014. We also have audited Straight Path Communications Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Straight Path Communications Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Straight Path Communications Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Straight Path Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC
Southfield, Michigan

October 14, 2014

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2014	July 31, 2013
		(Note 1)

Assets
Current assets:
Cash	$21,232	$15,000
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $4, respectively	61	60
Prepaid expenses - settlements	4,999	-
Deferred tax assets	2,392	-
Other current assets	92	90
Total current assets	28,776	15,150
Prepaid expenses - settlements - long-term portion	761	-
Intangible assets	350	350
Deferred tax assets	417	-
Other assets	135	239
Total Assets	$30,439	$15,739

Liabilities and Equity
Current liabilities:
Trade accounts payable	$-	$1
Accrued expenses	1,334	1,473
Due to IDT Corporation	6	-
Deferred revenue	10,254	145
Income taxes payable	470	15
Total current liabilities	12,064	1,634
Deferred revenue - long-term portion	1,676	250
Total liabilities	13,740	1,884
Commitments and contingencies
Equity:
Straight Path Communications, Inc. stockholders' equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,013 and 10,693 shares issued and outstanding as of July 31, 2014 and 2013	110	107
Additional paid-in capital	14,886	14,114
Retained earnings	2,037	-
Total Straight Path Communications, Inc. stockholders' equity	17,041	14,229
Noncontrolling interests	(342)	(374)
Total equity	16,699	13,855
Total liabilities and equity	$30,439	$15,739

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Years Ended
	July 31,
	2014	2013

Revenues	$4,796	$1,130

Costs and expenses:
Direct cost of revenues	2,487	630
Selling, general and administrative	3,001	3,115

Total costs and expenses	5,488	3,745

Loss from operations before items listed below	(692)	(2,615)

Gain on settlement of rights in wireless spectrum	-	150
Loss on settlement of Straight Path Spectrum legal proceedings	-	(1,150)
Loss from operations	(692)	(3,615)

Other income (expense):
Interest income	22	11
Income from IDT Corporation payments of liabilities	386	-

Loss before income taxes	(284)	(3,604)
Benefit from (provision for) income taxes	2,353	(8)

Net income (loss)	2,069	(3,612)
Net (income) loss attributable to noncontrolling interests	(32)	399

Net income (loss) attributable to Straight Path Communications Inc.	$2,037	$(3,213)

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$0.19	$(0.31)

Diluted	$0.18	$(0.31)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	10,667	10,504

Diluted	11,267	10,504

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

Years Ended July 31, 2014 and 2013

(In Thousands)

	Class A		Class B			Additional
	Common Stock		Common Stock		Group	Paid-In	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Equity	Capital	Earnings	Interests	Total

Balance as of August 1, 2012	-	$-	-	$-	$1,478	$-	$-	$(78)	$1,400

Stock-based compensation	-	-	-	-	572	-	-	103	675

Amount due to IDT Corporation contributed to equity	-	-	-	-	2,757	-	-	-	2,757

Capital contribution from IDT Corporation in connection with Spin-Off	-	-	-	-	12,635	-	-	-	12,635

Incorporation of Company and share distribution on Spin-Off	787	8	10,693	107	(14,229)	14,114	-	-	-

Net loss for the year ended July 31, 2013	-	-	-	-	(3,213)	-	-	(399)	(3,612)

Balance as of July 31, 2013	787	8	10,693	107	-	14,114	-	(374)	13,855

Common stock issued for compensation	-	-	311	3	-	743	-	-	746

Common stock issued for exercises of stock options	-	-	3	-	-	17	-	-	17

Common stock issued for deferred stock units	-	-	9	-	-	-	-	-	-

Retirement of common stock issued to former employees of IDT Corporation	-	-	(3)	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	12	-	-	12

Net income for the year ended July 31, 2014	-	-	-	-	-	-	2,037	32	2,069

Balance as of July 31, 2014	787	$8	11,013	$110	$-	$14,886	$2,037	$(342)	$16,699

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended
	July 31,
	2014	2013

Operating activities:
Net income (loss)	$2,069	$(3,612)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for compensation	746	675
Stock-based compensation	12	-
Deferred tax assets	(2,809)	-
Change in assets and liabilities:
Trade accounts receivable, net	(1)	(23)
Prepaid expenses - settlements	(5,760)	-
Other current assets	(2)	(149)
Other assets	104	-
Trade accounts payable	(1)	-
Accrued expenses	(139)	305
Due to IDT Corporation	6	-
Deferred revenue	11,535	172
Income taxes payable	455	(5)
Net cash provided by (used in) operating activities	6,215	(2,637)

Investing activities
Purchase of intangible assets	-	(350)
Net cash used in investing activities	-	(350)

Financing activities
Common stock issued for exercises of stock options	17	-
Funding provided by IDT Corporation, net of repayments	-	15,389
Net cash provided by financing activities	17	15,389

Net increase in cash and cash equivalents	6,232	12,402
Cash and cash equivalents at beginning of year	15,000	2,598
Cash and cash equivalents at end of year	$21,232	$15,000

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Straight Path Communications Inc. (“Straight Path”), a Delaware corporation, was incorporated in April 2013. Straight Path’s businesses consist of 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), which holds, leases and markets fixed wireless spectrum licenses, and 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”), which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

The “Company” in these financial statements refers to Straight Path, Straight Path Spectrum, and Straight Path IP Group and their subsidiaries on a combined and consolidated basis as if Straight Path existed and owned the above interests in these entities in all periods presented. The Company also has some additional inactive subsidiaries.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2014 refers to the fiscal year ending July 31, 2014).

Straight Path Spectrum

Straight Path Spectrum holds a broad collection of exclusively licensed commercial fixed wireless spectrum licenses. These licenses, granted by the Federal Communications Commission (“FCC”) include eight hundred twenty eight 39 GHz licenses and one hundred thirty three licenses in the local multipoint distribution service (“LMDS”) band. Straight Path Spectrum offers its customers point-to-point and point-to-multipoint wireless broadband digital telecommunications services. The broad geographical reach of the licenses enables Straight Path Spectrum to provide its services throughout the United States.

In October 2010, Straight Path Spectrum paid an aggregate of $210,000 to renew certain of its 39 GHz FCC licenses and established a new expiration date of October 18, 2020 for these licenses. The Company included the license renewal costs in other assets, which are being charged to expense on a straight-line basis over the ten-year term of the licenses.

Straight Path IP Group.

The Company believes that many parties are operating by infringing on Straight Path IP Group’s intellectual property, specifically one or more of Straight Path IP Group’s patents related to communications over the Internet. The Company is enforcing its rights and seeking to license its patents in order to generate revenue.

Straight Path IP Group’s patent portfolio consists of the NetSpeak Portfolio (the “NetSpeak patents”) described below.

NetSpeak Portfolio:

United States Patents Nos. 6,131,121; 6,701,365; 6,513,066; 6,185,184; 6,829,645; 6,687,738; 6,009,469; 6,226,678; 7,149,208 and 6,178,453, and the foreign counterparts to U.S. Patent No. 6,108,704, listed below:

727702	Australia
764522	Australia
764583	Australia
764521	Australia
2231127	Canada
96197195.9	China
852868	Finland
852868	France
852868	Germany
1017192	Hong Kong
10-414512	Korea
212126	Mexico
51774	Singapore
852868	Sweden
852868	Italy
NI-096566	Taiwan

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

These patents are Straight Path IP Group’s core assets. The patents have finite lives, and the patents start to expire on September 25, 2015, although, for a time following expiration, Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration. There is no guarantee that the patents will be adequately exploited or commercialized.

We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

The Company’s Spin-Off

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A and Class B, that was exchanged for all of the outstanding shares of the Company’s common stock held by IDT. The Spin-Off occurred by way of a pro rata distribution of the Company’s Class A common stock and Class B common stock held by IDT to IDT’s stockholders. In the distribution, on the distribution date, each IDT stockholder received one share of the Company’s Class A common stock for every two shares of IDT Class A common stock and one share of the Company’s Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, the Company distributed 0.8 million shares of its Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of its Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

Basis of Accounting

The accompanying financial statements for periods prior to the July 31, 2013 Spin-Off were prepared on a combined basis because the operations were under common control.

All material intercompany balances and transactions have been eliminated in combination and consolidation.

The combined and consolidated financial statements include the assets, liabilities, results of operations and cash flows of the entities included in the Company post-Spin-Off. The assets and liabilities in the accompanying financial statements are recorded at historical cost. Direct expenses historically incurred by IDT on behalf of the entities are reflected in these financial statements. The most significant expenses are as follows:

●	Straight Path IP Group’s legal and professional fees.

●	Salaries and employee benefits have been allocated based on specific identification.

●	Facility costs as well as certain salaries consisting of payroll, human resources, purchasing, accounts payable, treasury, network and telephone services, legal, travel, and consulting fees were allocated to these entities based on estimates of the incremental cost incurred by IDT.

●	Medical and dental benefits were allocated to these entities based on rates similar to COBRA health benefit provision rates charged to former IDT employees.

●	Stock-based compensation and retirement benefits under IDT’s defined contribution plan were allocated to these entities based on specific identification. Insurance was allocated to these entities based on a combination of headcount and specific policy identification.

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

In order for the Company to meet its obligations and other cash flow needs, IDT transferred cash to the Company such that the Company had approximately $15 million in cash at the time of the Spin-Off, which management believed would be sufficient to meet the Company’s cash requirements during fiscal 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Straight Path Spectrum recorded the amounts that the Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) was entitled to, related to leases, in “Selling, general and administrative” expense, in the same period the related revenues were recognized. Straight Path Spectrum recorded the amounts that the Former SPSI CEO was entitled to, related to the sale of rights in spectrum, in “Gains on sale of rights of wireless spectrum”, in the same period the related revenues were recognized (see Note 9).

Straight Path IP Group licenses its portfolio of patents to companies who use these patents in the provision of their product(s) and/or service(s). The contractual terms of the license agreements generally provide for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Straight Path IP Group generally recognizes revenue on a straight-line basis over the contractual term of the license, once collectability of the amounts is reasonably assured. For the licensing agreements with variable royalty payments which are based on a percentage of sales, Straight Path IP Group earns royalties at the time that the customers’ sales occur. Straight Path IP Group’s customers, however, do not report and pay royalties owed for sales in any given period until after the conclusion of that period. As Straight Path IP Group is unable to estimate the customers’ sales in any given period to determine the royalties due to Straight Path IP Group, it recognizes royalty revenues when sales and royalties are reported by customers and when other revenue recognition criteria are met.

In addition, Straight Path IP Group may enter into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments and future royalty payments) is allocated to each element of the settlement based on the fair value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Straight Path IP Group does not recognize any revenues prior to execution of the agreement since there is no reliable basis on which it can estimate the amounts for royalties related to previous periods or assess collectability.

Direct Cost of Revenues

Direct cost of revenues for Straight Path Spectrum consists primarily of network and connectivity costs and associated regulatory taxes and fees. Such costs are charged to expense as incurred.  Direct cost of revenues for Straight Path IP Group consists of legal expenses directly related to revenues from litigation settlements. Expenses incurred for which revenue has not yet been recognized is classified as prepaid expenses – settlements in the consolidated balance sheet.

Cash Equivalents and Concentrations of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts. The Company maintains principally all cash and cash equivalent balances in various financial institutions which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation.  The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions.  The Company has not incurred any losses on these accounts.

Intangible Assets

Intangible assets consists of the cost of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see Note 7). The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, the Company adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. The Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, the Company was required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

No impairment was recorded for the years ended July 31, 2014 and 2013.

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

	Years Ended July 31,
	2014	2013
	(in thousands)
Basic weighted-average number of shares	10,667	10,504
Effect of dilutive securities:
Stock options	9	—
Non-vested restricted Class B common stock	591	—
Diluted weighted-average number of shares	11,267	10,504

At July 31, 2013, the Company did not have any dilutive securities.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation - Stock Compensation.”  The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.  See Note 6.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505, “Equity.”  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4	$—	$(4)	$—
2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$11	$—	$(7)	$4

Recently Issued Accounting Pronouncements

Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2014.  The adoption of ASU 2013-11 did not have a material effect on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance and creates ASC 606, “Revenue from Contracts with Customers.”

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company will adopt this standard on August 1, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is currently evaluating the effects of the adoption of ASU 2014-09 on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2—Fair Value Measurements

At July 31, 2014 and 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At July 31, 2014 and July 31, 2013, the carrying amounts of the financial instruments included in cash and cash equivalents, other current assets, accrued expenses and due to IDT Corporation approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, accrued expenses and due to IDT Corporation were classified as Level 2 of the fair value hierarchy. The estimated fair value of the Company’s financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Note 3—Income Taxes

Because of the way it is structured, Straight Path and its subsidiaries file various types of income tax returns.  The (benefit from) provision for income taxes consists of the following:

Year ended July 31 (in thousands)	2014	2013
Current:
Federal	$(21)	$(560)
State and local	(6)	(113)
	(27)	(673)
Deferred:
Federal	(1,925)	560
State and local	(401)	121
	(2,326)	681
(BENEFIT FROM) PROVISION FOR INCOME TAXES	$(2,353)	$8

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2014	2013
Deferred income tax assets:
Current:
Accrued expenses	$333	$177
Stock based compensation	51	—
Deferred revenue on litigation settlements	2,079	—
Valuation allowance	(71)	(177)
TOTAL CURRENT DEFERRED INCOME TAX ASSETS	$2,392	$—

Non-Current:
Deferred revenue on litigation settlements	$313	$—
Stock based compensation	104	—
Net operating loss carryforward	50,120	50,620
Valuation allowance	(50,120)	(50,620)
TOTAL NON-CURRENT DEFERRED INCOME TAX ASSETS	$417	$—

Because of its losses in the current and previous years, the Company concluded that it does not meet the criteria of more likely than not in order to utilize its deferred income tax assets in the foreseeable future for the Spectrum line of business.  Accordingly, the Company recorded a 100% valuation allowance against its deferred income tax assets.

Prior to this fiscal year, the Patent line of business was included in the IDT consolidated return.  For fiscal 2013, IDT determined that a 100% valuation allowance should be recorded against the deferred tax assets of the Patent line of business.  Commencing in fiscal 2014, the Patent line of business will file its own returns.  The Company determined that a valuation allowance is no longer needed as the deferred revenue related to the litigation settlements will result in income being recorded in future periods.  In fiscal 2014, the Company realized a benefit of $1 million.

Winstar Holdings, LLC (“Winstar”) is a wholly-owned affiliate treated as a partnership for Federal income tax purposes. Winstar has generated material losses that are “suspended” in accordance with section 704(d) of the Internal Revenue Code, and accordingly, are not available to the Company unless the Company causes all or part of the suspension to be reversed. As a consequence of the “suspension,” no deferred tax asset is reflected herein with respect of such net operating losses. If any part of such net operating losses does become available, it is recorded as a tax benefit in the period used.  In fiscal 2014, approximately $3.0 million of suspended losses became available to offset taxable income and the Company realized a benefit of $1.1 million.

The differences between income taxes expected at the federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2014	2013
Federal income tax at statutory rate	$(99)	$1,445
Valuation allowance	(2,250)	(1,445)
State and local income tax, net of federal benefit	(4)	8
(BENEFIT FROM) PROVISION FOR INCOME TAXES	$(2,353)	$8

At July 31, 2014, the Company had net operating loss carryforwards of approximately $125 million. These net operating losses are solely from the Spectrum line of business.  These carry-forward losses are available to offset future taxable income. The net operating loss carryforwards will start to expire in fiscal 2022, with fiscal 2013’s loss expiring in fiscal 2034.

The change in the valuation allowance for deferred income taxes was as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2014
Reserves deducted from deferred income taxes, net:
Valuation allowance	$50,797	$—	$(606)	$50,191
2013
Reserves deducted from deferred income taxes, net:
Valuation allowance	$49,982	$815	$	$50,797

The Company had no unrecognized income tax benefits at July 31, 2014 or 2013.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company was a member of IDT’s consolidated group, therefore its income or loss were included in IDT’s tax return and did not remain with the Company following the Spin-Off. IDT currently remains subject to examinations of its consolidated federal tax returns for fiscal years 2011 through fiscal 2013, and state and local tax returns generally for fiscal 2010 through fiscal 2013.  The Company’s various federal, state and local tax returns for fiscal 2014 remain subject to examination.

Note 4— Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2014	2013
Accrued compensation	$577	$403
Accrued professional fees	566	901
Accrued taxes	124	124
Other	67	45
TOTAL ACCRUED EXPENSES	$1,334	$1,473

Note 5—Equity

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

Class B common stock activity for fiscal 2014 was as follows:

1.	The Company issued 311,226 shares to officers, directors and consultants as compensation. See Note 6 for a further discussion.

2.	The Company issued 9,000 shares for the conversion of deferred stock units.

3.	The Company issued 3,065 shares for the exercise of stock options and received proceeds of $17,000.

4.	The Company retired 3,550 shares issued to former employees of IDT.

Preferred Stock

The Company’s Board of Directors has the authority to fix the price, rights, preferences, privileges and restrictions, including voting rights, of shares of the Company’s Preferred Stock without any further vote or action by the stockholders.

Dividend

The Company does not anticipate paying dividends on its common stock until it achieves sustainable profitability (after satisfying all of its operational needs, including payments to the Former SPSI CEO) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of the Company’s Board of Directors.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6— Stock-Based Compensation

Stock Options

The Company adopted, effective as of July 31, 2013, the 2013 Stock Option and Incentive Plan (the “Plan”). There are 678,532 shares of the Company’s Class B common stock reserved for the grant of awards under the Plan.

In connection with the Spin-Off, each holder of an option to purchase IDT Class B common stock received a ratable share in a pool of options to purchase 32,155 shares of the Company’s Class B common stock (which was based on 10% of the outstanding options to purchase 641,567 shares of IDT Class B common stock issued by IDT and the 1 for 2 distribution ratio of the Spin-Off). The exercise price of the Company’s options is $5.67 per share which is equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The expiration date of the Company’s options is equal to the later of (i) the expiration of the IDT option held by such option holder and (ii) a date on or about the first anniversary of the Spin-Off when the Company’s insiders will be free to trade in shares of the Company under the Company’s insider trading policy. The options to purchase shares of the Company were issued under the Company’s Plan. The adjustment to the exercise price of the options to purchase IDT shares and the issuance of the 32,155 options to purchase the Company’s shares were accounted for as a modification. No incremental charge was required as a result of the modification.

The following table summarizes all stock option activity during Fiscal 2014 and Fiscal 2013:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of August 1, 2012	—	$—	—	$—
Granted	—	$—
Cancelled/Forfeited	—	$—
Outstanding as of July 31, 2013	—	$—	—	$—
Granted	32,155	$5.67
Exercised	(3,065)	$5.67
Cancelled/Forfeited	(2,542)	$5.67
Outstanding as of July 31, 2014	26,548	$5.67	5.7	$112
Vested and expected to vest as of July 31, 2014	26,548	$5.67	5.7	$112

Exercisable as of July 31, 2014	20,835	$5.67	5.0	$88

The total intrinsic value of options exercised during fiscal 2014 was $12,104.  The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $9.87 as of July 31, 2014 which would have been received by the option holders had all option holders exercised their options as of that date.  All of the options are in the money as of July 31, 2014.

Common Stock

In May 2011, Straight Path IP Group entered into an employment agreement with its then Chief Executive Officer (the “Former SPIP CEO”), pursuant to which Straight Path IP Group committed to grant options to the Former SPIP CEO to purchase shares of Straight Path IP Group’s common stock representing 5.0% of Straight Path IP Group’s outstanding equity, at an exercise price of approximately $0.4 million. The options vested monthly from May 2011 through April 2015. The estimated value of this grant was $0.2 million which Straight Path IP Group was recognizing using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 49% based on the historical volatility of a comparable company and other factors, (2) a discount rate of 2.2% and (3) an expected term of six years. The fair value of the underlying Straight Path IP Group shares was determined using the income approach. The Company recorded stock-based compensation expense related to this grant of $13,000 and $52,000 in fiscal 2013 and fiscal 2012, respectively. The Company ceased recording stock-based compensation upon the termination of the Former SPIP CEO, and such options are now subject to dispute by us, as discussed in Note 7.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

On September 24, 2012, IDT’s Board of Directors approved a grant of 10% of the equity of Straight Path IP Group to Howard Jonas, Chairman and Chief Executive Officer of IDT. These Straight Path IP Group shares vested immediately. The Company recorded stock-based compensation expense of approximately $662,000 in fiscal 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date. The estimated fair value of the Straight Path IP Group shares was determined using the income approach based on expected future royalties.

On April 15, 2013, a consultant was granted a stock option to purchase up to 0.5% of the outstanding shares of common stock of Straight Path IP Group. The option vests 33.2% immediately, 33.4% on May 31, 2013 and 33.4% on May 31, 2014. The estimated value of this grant was $13,318 which Straight Path IP Group recognized using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 51% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 0.8% and (3) an expected term of four years. The estimated fair value of the underlying Straight Path IP Group shares was determined using the income approach based on expected future royalties.

On August 2, 2013, the Company granted its non-employee directors a total of 3,750 shares of the Company’s Class B common stock with an aggregate fair value of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Davidi Jonas, the Company’s Chief Executive Officer and President, 229,608 restricted shares of Class B Common Stock, and Jonathan Rand, the Company’s Chief Financial Officer and Treasurer, 38,268 restricted shares of Class B Common Stock. Both grants of restricted shares vest as to one-third of the granted shares on each of August 2, 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate fair value of the grant was $1.5 million which is being charged to expense on a straight-line basis over the vesting period.

On August 6, 2013, the Company granted various consultants an aggregate of 10,100 restricted shares of its Class B common stock. These restricted shares vest as to one-third of the granted shares in each of August 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate grant date fair value of the grant was $50,000, which is being charged to expense on a straight-line basis over the vesting period.

In January 2014, the Company granted its non-employee directors an aggregate of 24,000 shares of the Company’s Class B common stock with an aggregate fair value on the date of grant of $197,000.  These shares vested immediately upon grant.

On July 31, 2014, the Company granted a consultant 5,500 restricted shares of its Class B common stock.  These restricted shares will vest as to one-half of the granted shares on each of January 31, 2015 and July 31, 2015, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate grant date fair value of the grant was approximately $54,000, which will being charged to expense on a straight-line basis over the vesting period.

On August 1, 2014, subject to stockholder approval, the Company granted Davidi Jonas 71,000 restricted shares of Class B Common Stock and Jonathan Rand 52,000 restricted shares of Class B Common Stock. Both grants of restricted shares will vest as to approximately one-third of the granted shares on each of February 1, 2015, 2016 and 2017, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate fair value of the grant was $1.2 million which will be charged to expense on a straight-line basis over the vesting period.

On August 1, 2014, the Company also granted Jerry Pi, its Chief Technology Officer, 60,000 restricted shares of Class B Common Stock. These restricted shares will vest as to one-third of the granted shares on each of September 1, 2015, 2016 and 2017, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate fair value of the grant was $573,000 which will be charged to expense on a straight-line basis over the vesting period.

Note 7—Commitments and Contingencies

Legal Proceedings

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the Former SPIP CEO’s employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he is seeking certain declarations related to the termination of his employment, and he is seeking certain payments including in respect of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. In a filing with respect to the arbitration proceeding, the Former SPIP CEO announced his intent to present evidence of a valuation of $5 billion for Straight Path IP Group, along with his assertion that the market value of Straight Path IP Group is not a fair representation of his damages related to his alleged equity rights. Discovery is complete, the parties have filed motions for summary judgment, and the arbitration is set to begin on November 3, 2014.  The Company does not believe that the Former SPIP CEO’s counterclaims have merit, and is vigorously seeking to enforce its rights, prevail on its claims, and defend against the defendant’s counterclaims. At the current time, the Company cannot reasonably determine its likely exposure in this matter. Under the terms of the Separation Agreement related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIP CEO.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

On June 6, 2013, IDT Corporation and certain related parties, including Straight Path Spectrum, settled all outstanding claims and disputes with the Former SPSI CEO and related parties described in the preceding two paragraphs. The disputes related primarily to certain contractual and other alleged rights the Former SPSI CEO claimed to have with respect to certain wireless spectrum licenses owned by Straight Path Spectrum, including rights to a portion of future proceeds from licensing, leasing, and sale of rights in spectrum licenses. In connection with the settlement, and in consideration for the transfer of certain wireless spectrum licenses that an entity controlled by the Former SPSI CEO had purchased as agent for Straight Path Spectrum, the Former SPSI CEO’s relinquishment of his claimed rights for future proceeds from other wireless spectrum licenses owned by Straight Path Spectrum, and the releases referred to below, Straight Path Spectrum made a cash payment in the amount of $1.5 million to the Former SPSI CEO, and the Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. The future payments shall equal 50% of revenues, net of certain expenses, received from such activities with respect to the covered licenses that are to be retained by Straight Path Spectrum, up to a maximum of $3.25 million. The parties to the settlement exchanged mutual releases with respect to all claims they had against each other arising from all prior or existing relationships.

The Company recorded the $1.5 million payment in fiscal 2013 in connection with the settlement with the Former SPSI CEO and parties related to the Former SPSI CEO as follows. The Company attributed $350,000 million to the value of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO, which was included in “Intangibles” in the combined and consolidated balance sheet at July 31, 2013, and the remaining $1.2 million was included in “Loss on settlement of Straight Path Spectrum legal proceedings” in fiscal 2013 in the combined and consolidated statement of operations. In addition, the Company reversed accrued amounts due to the Former SPSI CEO and parties related to the Former SPSI CEO related to the March and April 2012 sale of rights in wireless spectrum (see Note 10) and recorded a gain in fiscal 2013 of $0.2 million that was included in “Gain on sale of rights in wireless spectrum” in the combined and consolidated statement of operations.

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (IPR) at the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 11, 2013, the USPTO partially granted the request and instituted an IPR. On July 11, 2014, the USPTO held oral argument. On October 9, 2014, the USPTO issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. We disagree with this finding and intend to appeal this decision to the U.S. Court of Appeals for the Federal Circuit. Nevertheless, this decision could have a materially adverse impact on our enforcement efforts. While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ’704 Patent and appeal the ruling. The USPTO’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.

During the pendency of an inter partes review, or related appeal, any litigation related to the patents in review could potentially be subject to an order to stay the litigation while the review or appeal proceeds. Therefore, while a review or appeal is pending, we may be unable to enforce our patents.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against Bandwidth.com, Inc. (“Bandwidth”), Telesphere Networks Ltd. (“Telesphere”), and Vocalocity, Inc. (“Vocalocity”) claiming infringement of two of its patents (U.S. Patent Nos. 6,701,365 and 6,513,066). Straight Path IP Group sought both damages and injunctive relief from the defendants. In January 2014, Straight Path IP Group entered into a confidential settlement and patent license agreement with Bandwidth. On February 26, 2014, the Court issued a Markman ruling, which Straight Path IP Group believes is favorable to its claims. In May 2014, Straight Path IP Group entered into a confidential settlement and patent license agreement with Telesphere. In June 2014, Straight Path IP Group entered into a confidential settlement and patent license agreement with Vocalocity.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

On August 1, 2013, Straight Path IP Group filed a complaint with the International Trade Commission (“ITC”) to institute an investigation against respondents AmTran Logistics, Inc., AmTran Technology Co., Ltd. (collectively “AmTRAN”), LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”) , Panasonic Corporation, Panasonic Corporation of North America(collectively “Panosonic”) , Sharp Corporation, Sharp Electronics Corporation (collectively “Sharp”) , Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc. (collectively “Sony”) , Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”) , and Vizio, Inc. (“Vizio”)Straight Path IP Group alleged that the respondents infringed three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). Straight Path IP Group sought to exclude the allegedly infringing products from importation into the United States. On September 4, 2013, the ITC instituted the investigation. In January 2014, Straight Path IP Group and Sharp entered into a confidential settlement and patent license agreement. In April 2014, Straight Path IP Group and Sony entered into a confidential settlement and patent license agreement. In May 2014, Straight Path IP Group and AmTRAN entered into a confidential settlement and patent license agreement. Also on May 5, 2014, Straight Path IP Group moved to terminate the ITC investigation to pursue its claims against the remaining respondents in district court. On May 12, 2014, the Administrative Law Judge issued an initial determination granting Straight Path IP Group’s motion to terminate. In May 2014, Straight Path IP Group and Panasonic entered into a confidential settlement and patent license agreement.

On August 1, 2013, Straight Path IP Group also filed complaints in the United States District Court for the Eastern District of Virginia against the same respondents in the ITC action, alleging infringement of the same three patents. Straight Path IP Group seeks damages in these actions. These actions against LG, Toshiba, and Vizio have been consolidated, and a scheduling order has issued—with trial set for February 2015. The co-pending actions against Sharp, Sony, Panasonic, and AmTRAN were dismissed from the district court based on compliance with obligations under the confidential settlement and patent license agreement. A scheduling order is expected shortly.

On April 23, 2014, Straight Path IP Group and Google, Inc. entered into a confidential license agreement. Although Google was not a party to either the ITC investigation or district court actions described above, Google products and services were identified in a number of allegedly infringing products.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against Blackberry Ltd., Blackberry Corp. (collectively, “BlackBerry”), Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C., ZTE Corporation, and ZTE USA, Inc. (collectively “ZTE”) alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). Straight Path IP Group seeks damages in these actions. Discovery has begun, a Markman hearing is set for November 2014 and a pretrial conference has been set for October 2015. In August 2014, Straight Path IP Group and BlackBerry entered into a confidential settlement and patent license agreement. In September 2014, Straight Path IP Group and ZTE entered into a confidential settlement agreement.

On November 5, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Virginia against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC (collectively “Vonage”) claiming infringement of four of its patents (U.S. Patent Nos. 6,009,469; 6,131,121; 6,513,066; and 6,701,365). Straight Path IP Group sought both damages and injunctive relief from the defendants. In January 2014, the action was transferred to the District Court for the District of New Jersey. In September 2014, Straight Path IP Group and Vonage entered into a confidential settlement and patent license agreement.

On December 5, 2013, Sony filed three petitions at the USPTO for inter partes review of certain claims of U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121. On April 28, 2014, shortly after entering into a confidential settlement and patent license agreement, Sony and Straight Path IP Group jointly moved to terminate Sony’s petitions. On May 2, 2014, the USPTO terminated the petitions.

On May 2, 2014, Straight Path IP Group filed a complaint against Netflix, Inc. (‘Netflix”) in the United States District Court for the Eastern District of Texas claiming infringement of five of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; 6,701,365; 6,131,121; and 6,513,066). Straight Path IP Group sought both damages and injunctive relief in this action. In August 2014, Straight Path IP Group and Netflix entered into a confidential settlement and patent license agreement

On May 19, 2014, Vizio filed an action for declaratory relief of non-infringement of Straight Path’s patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121) in the Eastern District of Virginia against Straight Path IP Group. That action was dismissed.

On June 5, 2014, Straight Path IP Group filed an additional complaint against BlackBerry in the United States District Court for the Eastern District of Texas, again claiming infringement of three of its patents (U.S. Patent Nos. 6,108,704; 6,009,469; and 6,131,121). This action against BlackBerry implicated infringing products and/or services not accused in the August 23, 2013 patent infringement action against BlackBerry described above. Straight Path IP Group sought both damages and injunctive relief in this action. Straight Path IP Group sought both damages and injunctive relief in this action. The complaint was dismissed as part of the parties’ August 2014 confidential settlement and patent license agreement.

At July 31, 2014, Straight Path IP Group’s total license and settlement amounts were an aggregate of $16.7 million. The aggregate license and settlement amounts exclude contingent amounts for which collectability is not reasonably assured. At July 31, 2014, Straight Path IP Group incurred an aggregate of $8.8 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the revenue recognized.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

On August 1, 2014, Vonage and Netflix, Inc. filed five petitions at the USPTO for inter partes review of certain claims of U.S. Patent Nos. 6,108,704; 6,009,469; 6,131,121; 6,513,066; and 6,701,365. As we have settled with both Netflix and Vonage we expect these inter partes review to be dismissed.

On August 22, 2014, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC. filed three petitions at the USPTO for inter partes review of certain claims of U.S. Patent Nos. 6,108,704; 6,009,469; 6,131,121.

On September 24, 2014, Straight Path IP Group filed three complaints against each of Apple, Inc. (“Apple”), Avaya Inc. (“Avaya”), and Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including Facetime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant's Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365).

On September 26, 2014, Straight Path IP Group filed a complaint against Verizon Communications Inc., Verizon Services Corp., and Verizon Business Network Services Inc. (collectively “Verizon”) in the United States District Court for the Southern District of New York. Straight Path IP Group claims Verizon’s telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe three of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, and 6,701,365).

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Commitments

The Company is currently operating under a lease agreement for its corporate headquarters in Richmond, Virginia for a term of one year beginning on June 1, 2014 and ending on May 31, 2015 at a monthly rent of $575.  In July 2013, the Company entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey for one year commencing on August 1, 2013 and ending on July 31, 2014 for aggregate rent of $8,800.  The Company is currently operating under a lease agreement for the period July 1, 2014 through October 31, 2014 for aggregate rent of $2,390.

Rental expense under operating leases was $22,000 and $13,000 in fiscal 2014 and fiscal 2013, respectively.

FCC License Renewal

As of October 24, 2013, Straight Path Spectrum has eight hundred twenty eight 39 GHz Economic Area (“EA”) licenses with an expiration date of October 18, 2020. Straight Path Spectrum has filed its substantial service performance filings for its 39 GHz EA licenses, and these showings have been accepted by the FCC, which is effective for the current period of the licenses, through 2020.

In addition, Straight Path Spectrum holds one hundred and thirty three LMDS licenses in the 28 GHz range, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018, and the New York City LMDS license expires on February 1, 2016. Straight Path Spectrum has met its substantial service build-out obligations for these LMDS licenses.

Other Commitments and Contingencies

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. The Company has paid $112,000 to the Former SPSI CEO for this obligation in fiscal 2014.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

Note 8—Related Party Transactions

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company also entered into a Transition Services Agreement, pursuant to which IDT will provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. The majority of these services have been moved to third party vendors, and the remaining services we are receiving from IDT are expected to conclude by January 1, 2015.

IDT charged the Company for certain transactions and allocates routine expenses based on company specific items. In addition, IDT controlled the flow of the Company’s treasury transactions. In fiscal 2014 and fiscal 2013, IDT allocated to the Company an aggregate of $911,000 and $955,000, respectively, for payroll, benefits, insurance, facilities and other expenses, which were included in “Selling, general and administrative expense” in the combined and consolidated statements of operations. In addition, in fiscal 2014 and fiscal 2013, IDT charged the Company an aggregate of $29,000 and $53,000, respectively, for regulatory fees, connectivity charges and legal expenses, which were included in “Direct cost of revenues” in the combined and consolidated statements of operations. In fiscal 2013, the Company was included in IDT’s consolidated federal income tax return.

The change in the Company’s liability to IDT was as follows:

Year ended July 31 (in thousands)	2014	2013
Balance at beginning of year	$—	$—
Payments by IDT on behalf of the Company	940	1,008
Deferred taxes offset against IDT net operating losses	—	12
Cash repayments, net of advances	(934)	1,737
Amount due to IDT contributed to equity	—	(2,757)
Balance at end of year	$6	$—
Average balance during the year	$111	$1,099

Note 9—Revenues and Gain on Sale of Rights in Wireless Spectrum

Revenues

In fiscal 2014 and 2013, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31 (in thousands)	2014	2013
Customer:
TelePacific Communications	$165	$165
AT&T	114	134
UNSI	53	-

The loss of any of these major customers would have a material adverse effect on the Company’s results of operations and cash flows.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Revenue From Patent Infringement

As discussed above, the Company has filed a series of lawsuits claiming infringement of a number of its key patents and was seeking both damages and injunctive relief.  Many of the actions have been settled. In connection with the settlements, Straight Path IP Group recognized revenue of approximately $4.4 million in fiscal 2014 and $605,000 in fiscal 2013. The total settlement amounts aggregated $16.7 million, excluding contingent amounts for which collectability is not reasonably assured. These settlement agreements include license fees for the duration of the license term. The license term is through the expiration of the licenses in September 2015.

Gain on Sale of Rights in Wireless Spectrum

In March and April 2012, Straight Path Spectrum closed on the sale of rights in wireless spectrum partitioned and/or disaggregated from eight of its LMDS and 39 GHz EA spectrum licenses covering metropolitan areas from its nationwide portfolio. In fiscal 2012, Straight Path Spectrum received cash of $6.8 million in exchange for the rights in the spectrum and recorded a gain of $5.3 million. In fiscal 2013, Straight Path Spectrum settled certain claims of the Former SPSI CEO and parties related to the Former SPSI CEO in connection with the March and April 2012 sale of rights in wireless spectrum and recorded an additional gain of $150,000 (see Note 7).

Note 10—Business Segment Information

The Company has two reportable business segments, Straight Path Spectrum, which holds, leases and sells fixed wireless spectrum, and Straight Path IP Group, which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Straight Path Spectrum	Straight Path IP Group	Total
Year ended July 31, 2014
Revenues	$424	$4,372	$4,796
Loss from operations	(495)	(197)	(692)
Year ended July 31, 2013
Revenues	$525	$605	$1,130
(Loss) from operations	(1,891)	(1,724)	(3,615)
Gain on sale of rights in wireless spectrum included in loss from operations	150	—	150
Loss on settlement of Straight Path Spectrum legal proceedings included in loss from operations	(1,150)	—	(1,150)

Total assets for the business segments of the Company were as follows:

(in thousands)	Straight Path Spectrum	Straight Path IP Group	Total
Total assets:
July 31, 2014	$5,586	$24,853	$30,439
July 31, 2013	$3,642	$12,097	$15,739

None of the Company’s revenues were generated outside of the United States in fiscal 2014 or fiscal 2013. The Company did not have any assets outside the United States at July 31, 2014 or 2013.

