Form 10-Q
period 2014-10-31
Straight Path Communications Inc.
filed 2014-12-10
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

As of December 8, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,163,271 shares outstanding

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	October 31, 2014	July 31, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$21,680	$21,232
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	78	61
Prepaid expenses - related to settlements and licensing	4,620	4,999
Deferred tax assets	1,637	2,392
Other current assets	212	92
Total current assets	28,227	28,776
Prepaid expenses - related to settlements and licensing - long-term portion	-	761
Intangible assets	350	350
Deferred tax assets	417	417
Other assets	137	135
Total Assets	$29,131	$30,439

Liabilities and Equity
Current liabilities:
Trade accounts payable	$276	$-
Accrued expenses	1,185	1,334
Due to IDT Corporation	-	6
Deferred revenue	9,528	10,254
Income taxes payable	388	470
Total current liabilities	11,377	12,064
Deferred revenue - long-term portion	124	1,676
Total liabilities	11,501	13,740
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,197 and 11,013 shares issued, 11,161 and 11,013 shares outstanding as of October 31, 2014 and July 31, 2014	112	110
Additional paid-in capital	15,274	14,886
Retained earnings	2,743	2,037
Treasury stock, 36 shares at cost	(348)	-
Total Straight Path Communications Inc. stockholders’ equity	17,789	17,041
Noncontrolling interests	(159)	(342)
Total equity	17,630	16,699
Total liabilities and equity	$29,131	$30,439

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	October 31,
	2014	2013

Revenues	$4,823	$127

Costs and expenses:
Direct cost of revenues	2,108	28
Selling, general and administrative	1,103	569

Total costs and expenses	3,211	597

Income (loss) from operations	1,612	(470)

Other income:
Interest income	9	3
Other income	23	-
Income from IDT Corporation payments of liabilities	-	50

Total other income	32	53

Income (loss) before income taxes	1,644	(417)
Provision for income taxes	(755)	-

Net income (loss)	889	(417)
Net (income) loss attributable to noncontrolling interests	(183)	26

Net income (loss) attributable to Straight Path Communications Inc.	$706	$(391)

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$0.06	$(0.04)

Diluted	$0.06	$(0.04)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,398	10,508

Diluted	11,803	10,508

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Thousands)

	Class A		Class B		Additional			Non-
	Common Stock		Common Stock		Paid-In	Retained	Treasury	controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2014	787	$8	11,013	$110	$14,886	$2,037	$-	$(342)	$16,699

Common stock issued for compensation	-	-	183	2	381	-		-	383

Common stock issued for exercises of stock options	-	-	1	-	7	-	-	-	7

Common stock withheld for tax purposes	-	-		-	-	-	(348)	-	(348)

Net income	-	-	-	-	-	706	-	183	889

Balance as of October 31, 2014	787	$8	11,197	$112	$15,274	$2,743	$(348)	$(159)	$17,630

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended October 31, 2014

(Unaudited)

(In Thousands)

	Three Months Ended
	October 31,
	2014	2013

Operating activities:
Net income (loss)	$889	$(417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for compensation	383	152
Stock-based compensation	-	4
Deferred tax assets	755	-
Changes in assets and liabilities:
Trade accounts receivable, net	(17)	29
Prepaid expenses - settlements	1,140	-
Other current assets	(120)	18
Other assets	(2)	-
Trade accounts payable	276	1
Accrued expenses	(497)	(20)
Due to IDT Corporation	(6)	159
Deferred revenue	(2,278)	(18)
Income taxes payable	(82)	-
Net cash provided by (used in) operating activities	441	(92)

Financing activities
Common stock issued upon exercise of stock options	7	-
Net cash provided by financing activities	7	-

Net increase (decrease) in cash and cash equivalents	448	(92)
Cash and cash equivalents at beginning of period	21,232	15,000
Cash and cash equivalents at end of period	$21,680	$14,908

Supplemental schedule of noncash activities
Common stock withheld for payroll tax purposes	$348	$-

Supplemental cash flow information
Cash paid during the period for income taxes	$82	$-

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. The balance sheet at July 31, 2014 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path was incorporated in April 2013. Straight Path’s businesses consist of 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), which holds, leases and markets fixed wireless spectrum licenses, and 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”), which holds intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property. In these financial statements “the Company” refers to Straight Path, Straight Path Spectrum, and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A (“Class A common stock”) and Class B (“Class B common stock”). The Spin-Off of the Company occurred by way of a pro rata distribution of the Company’s Class A common stock and Class B common stock held by IDT to IDT’s stockholders. On the distribution date, each IDT stockholder received one share of the Company’s Class A common stock for every two shares of IDT Class A common stock and one share of the Company’s Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, the Company distributed approximately 787,000 shares of its Class A common stock that were outstanding on the record date) and 10.7 million shares of its Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2015 refers to the fiscal year ending July 31, 2015).

Note 2—Summary of Significant Accounting Policies and Recent Pronouncements

The Company’s significant accounting policies are described in Note 1 of the Notes to Combined and Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 31, 2014.

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. As the Company qualifies as an emerging growth company, the new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted under certain circumstances. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the three months ended October 31, 2014 was as follows:

  The Company issued 183,000 shares to officers and consultants as compensation. See Stock-Based Compensation below for a further discussion.
  The Company issued 1,244 shares upon the exercise of stock options and received proceeds of $7,053.

Class B common stock activity subsequent to October 31, 2014 was as follows:

  The Company issued 2,924 shares upon the exercise of stock options and received proceeds of approximately $16,600.
  The Company cancelled 1,000 shares issued to former employees of IDT.

Treasury Stock for Payroll Tax Withholding:

Treasury stock consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees' tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event. In September 2014, 35,846 shares of Class B common stock with a value of $348,051 were withheld and are now held in treasury.

Amendment of Stock Option and Incentive Plan (the “Plan”):

In October 2013, the Board of Directors approved an amendment to the Plan increasing the number of shares of the Company’s Class B common stock available for grant of awards by an additional 350,000 shares. The increase is subject to stockholder approval at the Company’s next annual stockholder meeting.

Stock-Based Compensation:

From time to time, the Company issues Class B common stock and options to purchase Class B common stock to non-employee directors, officers, employees and other service providers. Stock-based compensation is included in selling, general and administrative expense and amounted to $383,262 and $156,294 for the three months ended October 31, 2014 and 2013, respectively. Issuances of Class B common stock included in stock-based compensation for the three months ended October 31, 2014 are as follows:

On August 1, 2014, the Company granted Davidi Jonas 71,000 restricted shares of Class B common stock and Jonathan Rand 52,000 restricted shares of Class B common stock. Both grants of restricted shares will vest as to approximately one-third of the granted shares on each of February 1, 2015, 2016 and 2017. The aggregate fair value of the grant was approximately $1,214,000 which is being charged to expense on a straight-line basis over the vesting period.

On September 1, 2014, the Company granted Zhouyue (Jerry) Pi, it’s Chief Technology Officer, 60,000 restricted shares of Class B common stock. These restricted shares will vest as to one-third of the granted shares on each of September 1, 2015, 2016 and 2017. The aggregate fair value of the grant was $573,000 which is being charged to expense on a straight-line basis over the vesting period.

Note 4—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive.

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Basic weighted-average number of shares	11,398	10,508
Effect of dilutive securities:
Shares underlying stock options	10	—
Non-vested restricted Class B common stock	395	—
Diluted weighted-average number of shares	11,803	10,508

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Shares underlying stock options	—	32
Non-vested restricted Class B common stock	—	1,279
Shares excluded from the calculation of diluted loss per share	—	1,311

For the three months ended October 31, 2013, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

Note 5—Related Party Transactions

In connection with the Spin-Off, the Company and IDT entered into a Separation and Distribution Agreement and a Tax Separation Agreement to complete the separation of the Company’s businesses from IDT, to distribute the Company’s common stock to IDT’s stockholders and set forth certain understandings related to the Spin-Off. These agreements govern the relationship between the Company and IDT after the distribution and also provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the distribution. These agreements reflect terms between affiliated parties established without arms-length negotiation. The Company believes that the terms of these agreements equitably reflect the benefits and costs of the Company’s ongoing relationships with IDT.

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the three months ended October 31, 2014 and 2013, IDT paid $0 and $0.1 million, respectively, pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations.

The Company also entered into a Transition Services Agreement with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. The majority of these services are currently being provided by other vendors, and the remaining services we are receiving from IDT are expected to substantially conclude by January 1, 2015.

IDT charged the Company for certain transactions and allocates routine expenses based on specific items. Specifically, IDT allocated payroll, benefits, insurance, facilities and other expenses to the Company, which were included in “Selling, general and administrative expense” in the consolidated statements of operations. In addition, IDT charged the Company for regulatory fees, connectivity charges and legal expenses, which were included in “Direct cost of revenues” in the consolidated statements of operations.

Following are the amounts that IDT charged the Company pursuant to the Transition Services Agreement or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Included in direct cost of revenues	$—	$28
Included in selling, general and administrative	421	254

Note 6—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Customer 1	$41	$41
Customer 2	24	31
Customer 3	10	15

The loss of any of these major customers may have a material adverse effect on the Company’s results of operations and cash flows.

Note 7—Income Taxes

The provision for income taxes for the three months ended October 31, 2014 represents the estimated accrual for Straight Path IP. There is no provision for Straight Path Spectrum as it incurred a taxable loss. There was no provision for the three months ended October 31, 2013 as both Straight Path IP and Straight Path Spectrum incurred taxable losses. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both October 31, 2014 and 2013.

Note 8—Business Segment Information

The Company has two reportable business segments, Straight Path Spectrum, which holds, leases and markets fixed wireless spectrum, and Straight Path IP, which holds intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended October 31, 2014
Revenues	$96	$4,727	$4,823
Income (loss) from operations	(297)	1,909	1,612
Three Months Ended October 31, 2013
Revenues	$107	$20	$127
Loss from operations	(60)	(410)	(470)

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
		(in thousands)
Total assets:
October 31, 2014 (unaudited)	$5,399	$23,732	$29,131
July 31, 2014	5,586	24,853	30,439

None of the Company’s revenues were generated outside of the United States for either of the three months ended October 31, 2014 and 2013. The Company did not have any assets outside the United States at October 31, 2014 or July 31, 2014.

Note 9—Commitments and Contingencies

Legal Proceedings

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. The arbitration was held in November 2014. On December 2, 2014, the parties presented summations. Post-hearing briefs are scheduled to be submitted to the Arbitrator on December 15, 2014, and a decision is expected in January 2015.

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

Inter Partes Review

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (IPR) at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (“the ’704 Patent”). On October 9, 2014, the USPTO issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. We disagree with this finding, and on November 10, 2014, Straight Path IP Group filed a Notice of Appeal at the United States Court of Appeals for the Federal Circuit and at the USPTO (“Sipnet Appeal”). The decision of the USPTO could have a materially adverse impact on our enforcement efforts. During the pendency of an inter partes review, or related appeal, any litigation related to the patents in review could potentially be subject to an order to stay the litigation while the review or appeal proceeds. Therefore, while a review or appeal is pending, we may be unable to enforce our patents. The actions we have brought against various defendants in the Eastern District of Virginia and in the Eastern District of Texas have been stayed pending the outcome of the Sipnet Appeal and the outcome of the additional IPR petitions filed by Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively “Samsung”), LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Toshiba Corp. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu, LLC (“Hulu”). While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ’704 Patent. The USPTO’s decision could lead to challenges to other claims under other of our patents, particularly if the decision withstands appeal.

On August 1, 2014, Vonage and Netflix, Inc. (“Netflix”) filed five petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, 6,513,066, 6,701,365, and 6,131,121. On September 19, 2014, Straight Path IP Group and Netflix jointly moved to terminate the proceedings as to Netflix. On October 22, 2014, Straight Path IP Group and Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC (collectively “Vonage”) jointly moved to terminate the proceedings as to Vonage. On October 30, 2014, the USPTO terminated the proceedings.

On August 22, 2014, Samsung filed three petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statement in each of these proceedings on December 9, 2014. On October 31, 2014, LG, Toshiba, Vizio and Hulu filed three petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Except for the Sipnet petition, none of these additional petitions have been granted and may not be granted by the USPTO. Straight Path IP Group intends to vigorously defend its patents during these proceedings.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against, AmTRAN Logistics, Inc., AmTRAN Technology Co., Ltd.(collectively “AmTRAN”), LG, Sharp Corporation, Sharp Electronics Corporation (collectively “Sharp”), Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc. (collectively “Sony”), Panasonic Corporation, Panasonic Corporation of North America (collectively “Panasonic”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”) and Vizio, alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and seeking damages related to such infringement. In Fiscal 2013, the actions against Sharp, Sony, Panasonic, and AmTRAN were settled pursuant to confidential patent license and settlement agreements. The actions against the remaining defendants, LG, Toshiba, and Vizio have been consolidated. In October 2014, Hulu intervened in the action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action seeking declaratory relief of non-infringement of Straight Path IP Group’s U.S. Patent Nos. 6,009,469, 6,108,704, and 6,131,121 in the U.S. district court for the Northern District of California based in part on the allegations related to the actions in Virginia. On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and the completion of the Sipnet Appeal. On November 4, 2014, the court granted the parties’ request and also held the briefing in the Amazon intervention in abeyance.

On August 23, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Texas against BlackBerry Ltd. and BlackBerry Corp. (collectively “BlackBerry”), Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung and ZTE Corporation and ZTE USA, Inc. (collectively “ZTE”) alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121) and seeking damages related to such infringement. In August 2014, Straight Path IP Group and Blackberry entered into a confidential settlement and patent license agreement. In September 2014, Straight Path IP Group and ZTE entered into a confidential settlement agreement. In October 2014, Straight Path IP Group and Huawei entered into a confidential settlement and patent license agreement. That same month, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and in the IPR petitions filed by Samsung.

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

On May 2, 2014, Straight Path IP Group filed a complaint against Netflix in the United States District Court for the Eastern District of Texas claiming infringement of five of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, 6,701,365, 6,131,121, and 6,513,066). Straight Path IP Group sought both damages and injunctive relief in this action. In August 2014, Straight Path IP Group and Netflix entered into a confidential settlement and patent license agreement.

On May 19, 2014, Vizio filed an action for declaratory relief of non-infringement of Straight Path’s patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121) in the Eastern District of Virginia against Straight Path IP Group. The action was dismissed.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya Inc. (“Avaya”), and Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including Facetime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant's Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365). On November 20, 2014, Straight Path IP Group and the defendants jointly requested the court to stay the actions pending the Sipnet Appeal. The court granted a partial stay of the action related to the ‘704 patent. The remaining claims will proceed and a case management conference is set for December 18, 2014.

On September 26, 2014, Straight Path IP Group filed a complaint against Verizon Communications Inc., Verizon Services Corp., and Verizon Business Network Services Inc. (collectively “Verizon”) in the United States District Court for the Southern District of New York. Straight Path IP Group claims Verizon’s telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe three of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, and 6,701,365). On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential Standstill Agreement with Verizon.

Other Commitments and Contingencies

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $14,000 was incurred to the Former SPSI CEO for this obligation for the three months ended October 31, 2014.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2014.

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

Our businesses consist of Straight Path Spectrum, Inc., or Straight Path Spectrum, and Straight Path IP Group, Inc., or Straight Path IP Group. We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP Group, subject to outstanding options held by a consultant to purchase another 0.5% of Straight Path IP Group from us. In addition, the former Chief Executive Officer of Straight Path IP Group has asserted claim to the right to receive options to purchase 5% of Straight Path IP Group’s common stock from us, which is in dispute.

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP Group holds intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.

The United States Patent and Trademark Office’s Trial and Appeal Board (the “PTAB”) issued an administrative decision on October 9, 2014, stating that claims 1-7 and 32-42 of our ‘704 Patent are unpatentable.  This decision could have a materially adverse impact on our enforcement efforts.  While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all the claims of the ’704 Patent and appeal the ruling. The PTAB’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.  In the interim, during the appeal process, a number of pending actions have been stayed or dismissed without prejudice. The remaining actions, however, are in earlier stages.  The Company believes that if the Federal Circuit court ultimately overturns the PTAB’s decision and asserts proper construction of our patents, then the Company will benefit as such a decision will be binding on the Federal District courts where all of our current actions are pending or stayed.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2014. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2014.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure; and
●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial registration statement, July 31, 2017, or such earlier time that we are no longer an emerging growth company and, if we do, the information that we provide stockholders may be different than you might receive from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Customer 1	$41	$41
Customer 2	24	31
Customer 3	10	15

The loss of any of these major customers may have a material adverse effect on our results of operations and cash flows.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended October 31, 2014 (“Fiscal 2015”) Compared to Three Months Ended October 31, 2013 (“Fiscal 2014”)

Consolidated

	Three Months Ended October 31,		Change
	2014	2013	$	%
	(in thousands)
Revenues	$4,823	$127	$4,696	nm	%
Direct cost of revenues	2,108	28	2,080	nm
Selling, general and administrative	1,103	569	534	93.8
Income (loss) from operations	1,612	(470)	2,082	443.0
Interest and other income	32	3	29	966.7
Income from IDT Corporation payments of liabilities	—	50	(50)	nm
Provision for income taxes	(755)	—	(755)	nm
Net income (loss)	889	(417)	1,306	313.2
Net (income) loss attributable to noncontrolling interests	(183)	26	(209)	nm
Net income (loss) attributable to Straight Path Communications Inc.	$706	$(391)	$1,097	280.6%

nm—not meaningful

Revenues. Revenues were $0.1 million in Fiscal 2015 and $0.1 million in Fiscal 2014 generated by Straight Path Spectrum, and $4.7 million in Fiscal 2015 and $20,000 in Fiscal 2014 generated by Straight Path IP.

Direct cost of revenues. Direct cost of revenues increased in 2014 compared to 2013 primarily due to the increase in the direct cost of revenues of Straight Path IP. The Straight Path IP direct cost of revenues in 2014 was related to revenues from litigation settlements and licensing arrangements.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result in the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $383,000 and $156,000 in Fiscal 2015 and Fiscal 2014, respectively. At October 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $2.7 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1.3 million is expected to be recognized in the twelve months ending October 31, 2015, $1.1 million is expected to be recognized in the twelve months ending October 31, 2016, and $0.3 million is expected to be recognized in the twelve months ending October 31, 2017.

Income from IDT Corporation payments of liabilities. In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. In Fiscal 2014, IDT paid $0.1 million pursuant to this obligation.

Income taxes. The provision for income taxes for Fiscal 2015 represents the estimated accrual for Straight Path IP. There is no provision for Straight Path Spectrum as it incurred a taxable loss. There was no provision for Fiscal 2014 as both Straight Path IP and Straight Path Spectrum incurred taxable losses. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both October 31, 2014 and 2013.

Net (income) loss attributable to noncontrolling interests. The change in net (income) loss attributable to noncontrolling interests was due to Straight Path IP being profitable in 2014 as compared to a loss in 2013.

Straight Path Spectrum Segment

	Three Months Ended October 31,		Change
	2014	2013	$	%
	(in thousands)
Revenues	$96	$107	$(11)	(10.3)%
Direct cost of revenues	—	9	(9)	(100.0)
Selling, general and administrative	393	158	235	148.7
Loss from operations	$(297)	$(60)	$(237)	(395.0)%

Revenues. Revenues decreased in Fiscal 2015 compared to Fiscal 2014 as a result of the loss of revenue from leases that expired or terminated, partially offset by new leases entered into subsequent to the end of the Fiscal 2014 period.

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in Fiscal 2015.

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result in the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Straight Path IP Segment

	Three Months Ended October 31,		Change
	2014	2013	$	%
	(in thousands)
Revenues	$4,727	$20	$4,707	nm	%
Direct cost of revenues	2,108	19	2,089	nm
Selling, general and administrative	710	411	299	72.4
Income (loss) from operations	$1,909	$(410)	$2,319	565.6%

nm—not meaningful

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In Fiscal 2015, we collected settlement and licensing payments totaling $2.5 million. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $4.7 million in Fiscal 2015 and $20,000 in Fiscal 2014. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) total $18.3 million as of the end of the first quarter of 2015, all of which has been collected. Most of these settlement agreements include license fees for the duration of the license term, and have been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a six-year look back for damages. The license term is through the expiration of the patents in September 2015.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.8 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the recognition of the related revenue.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result in the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, proceeds from the sale of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at October 31, 2014 will be sufficient to meet our anticipated cash requirements during the twelve months ending October 31, 2015.

As of October 31, 2014, we had cash of $21.7 million and working capital (current assets less current liabilities) of $17.7 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. In the three months ended October 31, 2014, no payments were made by IDT pursuant to this obligation.

The former Chief Executive Officer of Straight Path Spectrum (the Former SPSI CEO) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $14,000 was incurred to the Former SPSI CEO for this obligation for the three months ended October 31, 2014.

We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Cash flows provided by (used in):
Operating activities	$441	$(92)
Financing activities	7	—
Increase (decrease) in cash and cash equivalents	$448	$(92)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable and timing of settlements of lawsuits brought by Straight Path IP Group.

Financing Activities

In Fiscal 2015, the Company received $7,000 upon the exercise of stock options.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability (after satisfying all of our operational needs, including payments to Former SPSI CEO) and retain certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets. However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

There are no material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014.

Off-Balance Sheet Arrangements

As of October 31, 2014, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Company Purchases of Company’s Equity Securities

	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
August 1-31, 2014(1)	35,846	$9.71	N/A	N/A
September 1–30, 2014	—	—	N/A	N/A
October 1–31, 2014	—	—	N/A	N/A

(1) Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event. For further discussion, see “Note 3 – Equity – Treasury Stock for Payroll Tax Withholding” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

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

STRAIGHT PATH COMMUNICATIONS INC.

December 10, 2014	By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

December 10, 2014	By:	/s/ Jonathan Rand
Jonathan Rand Chief Financial Officer

