Form 10-Q
period 2015-01-31
Straight Path Communications Inc.
filed 2015-03-12
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐     No  ☒

As of March 12, 2015, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,192,091 shares outstanding

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	January 31, 2015	July 31, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$21,115	$21,232
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	67	61
Prepaid expenses - related to settlements and licensing – current portion	3,346	4,999
Deferred tax assets	1,537	2,392
Other current assets	191	92
Total current assets	26,256	28,776
Prepaid expenses - related to settlements and licensing - long-term portion	-	761
Intangible assets	350	350
Deferred tax assets	417	417
Other assets	126	135
Total assets	$27,149	$30,439

Liabilities and Equity
Current liabilities:
Trade accounts payable	$195	$-
Accrued expenses	1,195	1,334
Due to IDT Corporation	43	6
Deferred revenue	6,904	10,254
Income taxes payable	388	470
Total current liabilities	8,725	12,064
Deferred revenue - long-term portion	117	1,676
Total liabilities	8,842	13,740
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,224 and 11,013 shares issued, 11,192 and 11,013 shares outstanding as of January 31, 2015 and July 31, 2014	112	110
Additional paid-in capital	16,139	14,886
Retained earnings	2,466	2,037
Treasury stock, 32 shares at cost	(283)	-
Total Straight Path Communications Inc. stockholders’ equity	18,442	17,041
Noncontrolling interests	(135)	(342)
Total equity	18,307	16,699
Total liabilities and equity	$27,149	$30,439

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues	$2,781	$453	$7,604	$580

Costs and expenses:
Direct cost of revenues	1,338	283	3,446	311
Selling, general and administrative	1,605	1,042	2,708	1,611

Total costs and expenses	2,943	1,325	6,154	1,922

Income (loss) from operations	(162)	(872)	1,450	(1,342)

Other income:
Interest income	9	4	18	7
Other income	-	-	23	-
Income from IDT Corporation payments of liabilities	-	-	-	50

Total other income	9	4	41	57

Income (loss) before income taxes	(153)	(868)	1,491	(1,285)
Provision for income taxes	(100)	-	(855)	-

Net income (loss)	(253)	(868)	636	(1,285)
Net (income) loss attributable to noncontrolling interests	(24)	141	(207)	167

Net income (loss) attributable to Straight Path Communications Inc.	$(277)	$(727)	$429	$(1,118)

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.02)	$(0.07)	$0.04	$(0.11)

Diluted	$(0.02)	$(0.07)	$0.04	$(0.11)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,420	10,784	11,409	10,646

Diluted	11,420	10,784	11,837	10,646

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2014	787	$8	11,013	$110	$14,886	$2,037	$-	$(342)	$16,699

Common stock issued for compensation	-	-	207	2	1,227	-		-	1,229

Common stock issued for exercises of stock options	-	-	5	-	26	-	-	-	26

Common stock repurchased for withholding tax purposes	-	-	-	-	-	-	(348)	-	(348)

Sale of treasury stock	-	-	-	-	-	-	65	-	65

Forfeiture of unvested shares	-	-	(1)	-	-	-	-	-	-

Net income	-	-	-	-	-	429	-	207	636

Balance as of January 31, 2015	787	$8	11,224	$112	$16,139	$2,466	$(283)	$(135)	$18,307

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	January 31,
	2015	2014

Operating activities:
Net income (loss)	$636	$(1,285)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for compensation	1,229	486
Stock-based compensation	-	12
Deferred income taxes	855	-
Changes in assets and liabilities:
Trade accounts receivable, net	(6)	(3,781)
Prepaid expenses – settlements and licensing	2,414	-
Other current assets	(99)	(1,592)
Other assets	9	-
Trade accounts payable	195	6
Accrued expenses	(487)	1,872
Due to IDT Corporation	37	159
Deferred revenue	(4,909)	3,418
Income taxes payable	(82)	-
Net cash used in operating activities	(208)	(705)

Financing activities:
Sale of treasury stock	65	-
Common stock issued upon exercise of stock options	26	-
Net cash provided by financing activities	91	-

Net decrease in cash and cash equivalents	(117)	(705)
Cash and cash equivalents at beginning of period	21,232	15,000
Cash and cash equivalents at end of period	$21,115	$14,295

Supplemental schedule of noncash activities
Common stock repurchased for withholding tax purposes	$348	$-

Supplemental cash flow information
Cash paid during the period for income taxes	$82	$-

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. The balance sheet at July 31, 2014 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission.

Straight Path was incorporated in April 2013. Straight Path’s businesses consist of a 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), which holds, leases and markets fixed wireless spectrum licenses, and a 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”), which holds intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property. In these financial statements “the Company” refers to Straight Path, Straight Path Spectrum, and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A (“Class A common stock”) and Class B (“Class B common stock”). The Spin-Off of the Company occurred by way of a pro rata distribution of the Company’s Class A common stock and Class B common stock held by IDT to IDT’s stockholders. On the distribution date, each IDT stockholder received one share of the Company’s Class A common stock for every two shares of IDT Class A common stock and one share of the Company’s Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, the Company distributed approximately 787,000 shares of its Class A common stock that were outstanding on the record date and 10.7 million shares of its Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company anticipates that the adoption of ASU 2015-01 will not have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the six months ended January 31, 2015 was as follows:

1.	The Company issued 207,000 shares to directors and officers as compensation. See Stock-Based Compensation below for a further discussion.
2.	The Company issued 4,625 shares upon the exercise of stock options and received proceeds of $26,223.
3.	1,000 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

There were no material issuances of Class B common stock subsequent to January 31, 2015 through the date of the filing of this report.

Treasury Stock for Payroll Tax Withholding:

Treasury stock consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees' tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event. In September 2014, 35,846 shares of Class B common stock with a value of $348,051 were repurchased.

On January 16, 2015, the Company sold 4,105 shares of treasury stock to one of its officers and received proceeds of $65,003.

At January 31, 2015, there were 31,741 shares of treasury stock at a value of $283,048.

Amendment of Stock Option and Incentive Plan (the “Plan”):

In October 2013, the Board of Directors approved an amendment to the Plan increasing the number of shares of the Company’s Class B common stock available for grant of awards by an additional 350,000 shares. The increase was approved by the stockholders on January 12, 2015 at the Company’s annual stockholder meeting.

Stock-Based Compensation:

From time to time, the Company issues Class B common stock and options to purchase Class B common stock to non-employee directors, officers, employees and other service providers. Stock-based compensation is included in selling, general and administrative expense and amounted to $845,961 and $341,388 for the three months ended January 31, 2015 and 2014, respectively, and $1,229,223 and $497,682 for the six months ended January 31, 2015 and 2014, respectively. Issuances of Class B common stock included in stock-based compensation for the six months ended January 31, 2015 are as follows:

On August 1, 2014, the Company granted Davidi Jonas, its Chief Executive Officer, 71,000 restricted shares of Class B common stock and Jonathan Rand, its Chief Financial Officer, 52,000 restricted shares of Class B common stock. One-third of both grants of restricted shares will vest on March 16, 2015 and the remaining vest as to approximately one-third of the granted shares on each of February 1, 2016 and 2017. The aggregate fair value of the grant was approximately $1,214,000 which is being charged to expense on a straight-line basis over the vesting period.

On September 1, 2014, the Company granted Zhouyue (Jerry) Pi, its Chief Technology Officer, 60,000 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of September 1, 2015, 2016 and 2017. The aggregate fair value of the grant was $573,000 which is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2015, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $438,000.

Note 4—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. The following table summarizes the components of the earnings (loss) per common share calculation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Basic weighted-average number of shares	11,420	10,784	11,409	10,646
Effect of dilutive securities:
Shares underlying stock options	—	—	7	—
Non-vested restricted Class B common stock	—	—	421	—

Diluted weighted-average number of shares	11,420	10,784	11,837	10,646

The following shares were excluded from the diluted earnings (loss) per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Stock options	7	30	—	30
Non-vested restricted Class B common stock	409	474	—	474

Shares excluded from the calculation of diluted earnings (loss) per share	416	504	—	504

For the three months ended January 31, 2015 and the three and six months ended January 31, 2014, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the three and six months ended January 31, 2014, IDT paid approximately $0 and $51,000, respectively, pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in fiscal 2015.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are being provided by other vendors. The Company and IDT have extended the TSA until July 31, 2015 enabling the Company to seek input from IDT on an ad hoc basis if the Company deems necessary.

IDT charged the Company for certain transactions and allocates routine expenses based on specific items prior to January 1, 2015. Specifically, IDT allocated payroll, benefits, insurance, facilities and other expenses to the Company, which were included in “Selling, general and administrative expense” in the consolidated statements of operations. In addition, IDT charged the Company for regulatory fees, connectivity charges and legal expenses, which were included in “Direct cost of revenues” in the consolidated statements of operations.

Following are the amounts that IDT charged the Company pursuant to the TSA or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Included in direct cost of revenues	$—	$19	$—	$28
Included in selling, general and administrative	43	319	464	592

Note 6—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Customer 1	$41	$42	$83	$83
Customer 2	21	35	45	59
Customer 3	10	na	20	na

na-less than 10% of total revenues in the period

The loss of any of these major customers may have an adverse effect on the Company’s results of operations and cash flows.

Note 7—Income Taxes

The provision for income taxes for the six months ended January 31, 2015 represents the estimated accrual for Straight Path IP. There is no provision for Straight Path Spectrum as it incurred a taxable loss. There was no provision for the six months ended January 31, 2014 as both Straight Path IP and Straight Path Spectrum incurred taxable losses. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both January 31, 2015 and 2014.

Note 8—Business Segment Information

The Company has two reportable business segments, Straight Path Spectrum, which holds, leases and markets fixed wireless spectrum, and Straight Path IP, which holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property.

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended January 31, 2015
Revenues	$93	$2,688	$2,781
(Loss) income from operations	(412)	250	(162)
Three Months Ended January 31, 2014
Revenues	$109	$344	$453
Loss from operations	(175)	(697)	(872)
Six Months Ended January 31, 2015
Revenues	$189	$7,415	$7,604
Income (loss) from operations	(709)	2,159	1,450
Six Months Ended January 31, 2014
Revenues	$216	$364	$580
Loss from operations	(235)	(1,107)	(1,342)

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Total assets:
January 31, 2015 (Unaudited)	$5,350	$21,799	$27,149
July 31, 2014	5,386	24,853	30,439

Note 9—Commitments and Contingencies

Legal Proceedings

Inter Partes Review

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “USPTO”) for certain claims of U.S. Patent 6,108,704 (the “‘704 Patent”). On October 9, 2014, the USPTO issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. We disagree with this finding, and on November 10, 2014, Straight Path IP Group filed a Notice of Appeal at the United States Court of Appeals for the Federal Circuit and at the USPTO (“Sipnet Appeal”). Straight Path IP Group’s opening appellate brief at the Federal Circuit Court of Appeals is due on March 13, 2015.

The decision of the USPTO has had a materially adverse impact on our enforcement efforts. During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, or Verizon. While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ‘704 Patent. The USPTO’s decision could lead to challenges to other claims of our patents, particularly if the decision withstands appeal.

On August 22, 2014, Samsung filed three petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statement in each of these proceedings on December 9, 2014. On March 6, 2015, the USPTO instituted the requested IPR of these claims based on Samsung’s petitions, citing certain findings in the Sipnet decision.

On October 31, 2014, LG, Toshiba, Vizio and Hulu filed three petitions at the USPTO for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statements for U.S. Patent No. 6,131,121 on February 18, 2015 and U.S. Patent Nos. 6,108,704 and 6,009,469 on February 20, 2015. These petitions may or may not be granted by the USPTO.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics Mobilecomm U.S.A., Inc. (collectively “LG”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”) and Vizio, Inc., alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio have been consolidated (“consolidated action”). In October 2014, Hulu, LLC intervened in the action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action seeking declaratory relief of non-infringement of Straight Path IP Group’s U.S. Patent Nos. 6,009,469, 6,108,704, and 6,131,121 in the U.S. District Court for the Northern District of California based in part on the allegations related to the actions in Virginia. On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint. Amazon filed its opposition on January 21, 2015, and Straight Path’s reply was filed on March 6, 2015. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and the completion of the Sipnet Appeal. On November 4, 2014, the court granted the parties’ request and also held the briefing in the Amazon intervention in abeyance.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC (collectively “Samsung”) alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121) and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and the IPR petitions filed by Samsung.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya Inc. (“Avaya”), and Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including Facetime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant's Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice.

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

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. The arbitration was held in November 2014. On February 26, 2015, the Arbitrator issued his Final Award. The Arbitrator concluded that the Former SPIP CEO is not entitled to any further compensation and does not have any entitlement to equity interests in Straight Path IP Group.

Other Commitments and Contingencies

The Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $28,000 and $49,000 was incurred to the Former SPSI CEO for this obligation for the three and six months ended January 31, 2015, respectively, and approximately $21,000 and $54,000 for the three and six months ended January 31, 2014, respectively.

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

Overview

Straight Path Communications Inc. is a communications asset company. We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP Group, subject to outstanding options held by a consultant to purchase another 0.5% of Straight Path IP Group from us. Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP Group holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property.  We were formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company.

Recent FCC Activity

Our Spectrum holdings are comprised of area wide licenses in the 39 and 28 GHz frequency bands from the Federal Communications Commission (“FCC”). The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

On October 17, 2014, the FCC released a Notice of Inquiry (“NOI”) to examine the potential for the provision of mobile radio services in bands above 24 GHz, and identified 39 and 28 GHz as two of the most likely candidates.

Comments from the telecommunications industry, including many leading participants were generally positive, with many commenters urging the commission to move toward authorization of mobile services as rapidly as possible.

The primary dissent came from satellite operators and those representing interests of the satellite industry.

The FCC has not taken any action nor intimated its intended course as reply comments were only recently submitted.

Recent Activity Related to Straight Path IP Group

The United States Patent and Trademark Office’s Trial and Appeal Board (the “PTAB”) issued an administrative decision on October 9, 2014, stating that claims 1-7 and 32-42 of our ‘704 Patent are unpatentable.  This decision could have a materially adverse impact on our enforcement efforts.  While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all the claims of the ‘704 Patent and appeal the ruling. The PTAB’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.  In the interim, during the appeal process, a number of pending actions have been stayed or dismissed without prejudice. The remaining actions, however, are in earlier stages.  The Company believes that if the Federal Circuit court ultimately overturns the PTAB’s decision and asserts proper construction of our patents, then the Company will benefit as such a decision will be binding on the Federal District courts where all of our current actions are pending or stayed.

On March 6, 2015, the PTAB granted requests made by Samsung and instituted IPRs of several of the Company’s patents.

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

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure; and
●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

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

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Customer 1	$41	$42	$83	$83
Customer 2	21	35	45	59
Customer 3	10	na	20	na

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

Three and Six Months Ended January 31, 2015 (“Fiscal 2015”) Compared to Three and Six Months Ended January 31, 2014 (“Fiscal 2014”)

Consolidated

	Three Months Ended
	January 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$2,781	$453	$2,328
Direct cost of revenues	1,338	283	1,055
Selling, general and administrative	1,605	1,042	563
Income (loss) from operations	(162)	(872)	710
Interest and other income	9	4	5
Income (loss) before income taxes	(153)	(868)	715
Provision for income taxes	(100)	-	(100)
Net income (loss)	(253)	(868)	615
Net (income) loss attributable to noncontrolling interests	(24)	141	(165)
Net income (loss) attributable to Straight Path Communications Inc.	$(277)	$(727)	$450

	Six Months Ended
	January 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$7,604	$580	$7,024
Direct cost of revenues	3,446	311	3,135
Selling, general and administrative	2,708	1,611	1,097
Income (loss) from operations	1,450	(1,342)	2,792
Interest and other income	41	7	34
Income from IDT Corporation payments of liabilities	-	50	(50)
Income (loss) before income taxes	1,491	(1,285)	2,776
Provision for income taxes	(855)	-	(855)
Net income (loss)	636	(1,285)	1,921
Net (income) loss attributable to noncontrolling interests	(207)	167	(374)
Net income (loss) attributable to Straight Path Communications Inc.	$429	$(1,118)	$1,547

Revenues. Revenues generated by Straight Path Spectrum were $93,000 and $189,000 in the three and six months of Fiscal 2015, respectively, and $109,000 and $216,000 in the three and six months of Fiscal 2014, respectively. Revenues generated by Straight Path IP Group were $2.7 million and $7.4 million in the three and six months of Fiscal 2015, respectively, and $344,000 and $364,000 in the three and six months of Fiscal 2014, respectively.

Direct cost of revenues. Direct cost of revenues increased in Fiscal 2015 compared to Fiscal 2014 primarily due to the increase in the direct cost of revenues of Straight Path IP Group. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result of the increase in the number of employees, compensation costs in terms of increased salaries and stock-based compensation for the issuances of restricted common stock.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $846,000 and $1,229,000 in the three and six months of Fiscal 2015, respectively, and $341,000 and $498,000 in the three and six months of Fiscal 2014, respectively. At January 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $2,137,000. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1,163,000 is expected to be recognized in the twelve months ending January 31, 2016, $847,000 is expected to be recognized in the twelve months ending January 31, 2017, and $127,000 is expected to be recognized in the twelve months ending January 31, 2018.

Income from IDT Corporation payments of liabilities.  In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. In the three and six months of Fiscal 2015, no amounts were paid by IDT pursuant to this obligation. In the three and six months of Fiscal 2014, IDT paid $0 and $51,000 pursuant to this obligation, respectively.

Income taxes. The provision for income taxes for Fiscal 2015 represents the estimated accrual for Straight Path IP Group. There is no provision for Straight Path Spectrum as it incurred a taxable loss. There was no provision for the Fiscal 2014 periods as both Straight Path IP Group and Straight Path Spectrum incurred taxable losses. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both January 31, 2015 and 2014.

Net (income) loss attributable to noncontrolling interests. The change in net (income) loss attributable to noncontrolling interests was due to Straight Path IP being profitable in the Fiscal 2015 periods as compared to losses in the Fiscal 2014 periods.

Straight Path Spectrum Segment

	Three Months Ended
	January 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$93	$109	$(16)
Direct cost of revenues	-	18	(18)
Selling, general and administrative	505	266	239
Loss from operations	$(412)	$(175)	$(237)

	Six Months Ended
	January 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$189	$216	$(27)
Direct cost of revenues	-	27	(27)
Selling, general and administrative	898	424	474
Loss from operations	$(709)	$(235)	$(474)

Revenues.   Revenues decreased in Fiscal 2015 compared to the similar periods in Fiscal 2014 as a result of the loss of revenue from leases that expired or terminated.

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in the Fiscal 2015 periods.

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Straight Path IP Group Segment

	Three Months Ended
	January 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$2,688	$344	$2,344
Direct cost of revenues	1,338	265	1,073
Selling, general and administrative	1,100	776	324
Loss from operations	$250	$(697)	$947

	Six Months Ended
	January 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$7,415	$364	$7,051
Direct cost of revenues	3,446	284	3,162
Selling, general and administrative	1,810	1,187	623
Income (loss) from operations	$2,159	$(1,107)	$3,266

Revenues.  We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In Fiscal 2015, we collected settlement and licensing payments totaling $2.5 million. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $2.7 million and $7.4 million in the three and six months of Fiscal 2015, respectively, and $344,000 and $366,000 in the three and six months of Fiscal 2014, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of January 31, 2015, all of which has been collected. Most of these settlement agreements include license fees for the duration of the license term, and have been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term is through the expiration of the licensed patents in September 2015.

The decision of the USPTO in the Sipnet inter partes review (“IPR”) has had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the Sipnet Appeal and outstanding inter parties reviews, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, or Verizon.  We are unlikely to derive any additional revenue from our enforcement efforts until the Sipnet Appeal and outstanding IPRs are brought to a close.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.0 million in expenses directly related to these settlements, which is being recognized ratably in proportion to the recognition of the related revenue. We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition there are other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through our initial funding from IDT as part of the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at January 31, 2015 will be sufficient to meet our anticipated cash requirements during the twelve months ending January 31, 2016.

As of January 31, 2015, we had cash of $21.1 million and working capital (current assets less current liabilities) of $17.6 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. In the first six months of Fiscal 2015, no payments were made by IDT pursuant to this obligation.

The former Chief  Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $28,000 and $49,000 was incurred to the Former SPSI CEO for this obligation for the three and six months of Fiscal 2015, respectively, and approximately $21,000 and $54,000 for the three and six months ended January 31, 2014, respectively.

	Six Months Ended January 31,
	2015	2014
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(208)	$(705)
Financing activities	91	—
Decrease in cash and cash equivalents	$(117)	$(705)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable and timing of settlements of lawsuits brought by Straight Path IP Group.

Financing Activities

In Fiscal 2015, the Company received $26,223 upon the exercise of stock options and $65,003 from the sale of treasury stock.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability after satisfying all of our operational needs, including payments to the Former SPSI CEO and retain certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets. However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

There are no material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

None

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company.

The following risk factors below represent material changes to the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014.

We may fail to enforce our intellectual property rights.

Straight Path IP Group’s patent portfolio is among the Company’s core assets. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. In addition, the Company’s existing patents have finite lives, and the patents start to expire on September 25, 2015, although Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration. Further, defendants in actions we have brought and others have sought and may seek to invalidate or render unpatentable our patents on various grounds.  There is no guarantee that our patents will be adequately exploited or commercialized.

The USPTO may grant a re-examination of our patents.

In 2010 and 2011, certain patents in Straight Path IP Group’s portfolio successfully emerged from re-examination proceedings at the USPTO. Nevertheless, our patents may be subject to further requests to the USPTO to reexamine our patents.  Although we believe that our patents are valid, they may be deemed invalid during a re-examination.  Moreover, any litigation filed after the grant of a re-examination may be subject to an order to stay the litigation while the re-examination proceeds.  Therefore, while a re-examination is pending, we may be unable to enforce our patents. Similarly, if claims are invalidated through inter partes review (or re-exam or a different litigation) active cases may be stayed during appeal, and the court may dismiss the case based on a finding of invalidity in another forum.

The USPTO has granted IPRs and may grant additional reviews.

Issued patents may be challenged via a request for an IPR at the USPTO. A petitioner challenging a patent must allege “that there is a reasonable likelihood that the petitioner would prevail with respect to at least 1 of the claims challenged in the petition.” 35 U.S.C. § 314(a). As discussed under Legal Proceedings in Note 9 to the consolidated financial statements various parties, including some of the defendants in actions we brought to enforce our patent rights, have filed petitions for IPR at the USPTO for certain claims of our patents.

In one instance, on April 11, 2013, Sipnet EU S.R.O., a Czech company, filed a petition for an IPR at the USPTO for certain claims of the ‘704 Patent. On October 9, 2014, the USPTO issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. We disagree with this decision and intend to appeal this decision to the U.S. Court of Appeals for the Federal Circuit.

Further, the Patent and Trademark Appeal Board of the USPTO has recently instituted IPRs on several of our patents in response to requests made by Samsung Electronics and related parties.

Other parties, namely LG, Toshiba, Vizio, and Hulu, have petitioned for IPRs of several of our patents. We have opposed these petitions. During the pendency of an inter parts review, or related appeal, any litigation related to the patents in review could potentially be subject to an order to stay the litigation while the review proceeds. In fact, many of our enforcement proceedings have been voluntarily stayed by us, or dismissed without prejudice as we appeal an adverse decision on an IPR and adjudication of the Samsung IPRs, as well as potentially the LG et. al. IPRs if instituted. Therefore, while a review is pending, we may be unable to enforce our patents. An IPR that is successful in challenging claims, unless successfully appealed, could render patentable some or all of our patents or specific claims, including key claims upon which our enforcement activities are based.

Certain claims brought at the USPTO have been successfully challenged on inter partes review.

As discussed under Legal Proceedings in Note 9 to the consolidated financial statements, as a result of Spinet’s IPR challenging certain claims of the ‘704 patent, the USPTO issued an administrative decision on October 9, 2014, stating that claims 1-7 and 32-42 of the ‘704 Patent are patentable.

Further, the Patent and Trademark Appeal Board of the USPTO has recently instituted IPRs on several of our patents in response to requests made by Samsung Electronics and related parties.

The Spinet decision, and, if successful, the reviews granted on request of Samsung as well as the IPRs requested by LG et. al. if granted and successful, could have a materially adverse impact on our enforcement efforts. While most of the claims found to be patentable in the Spinet decision were not asserted in our enforcement actions, we intend to vigorously defend all the claims of the ‘704 Patent and appeal the ruling. The USPTO’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2015, the Company sold 4,105 shares of Class B common stock to one of its officers and received proceeds of $65,003. The proceeds were used for general working capital purposes. These shares had been previously reacquired by the Company and were held in a treasury account prior to the sale. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations of the SEC promulgated thereunder.

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

STRAIGHT PATH COMMUNICATIONS INC.

March 12, 2015	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

March 12, 2015	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer

