Form 10-Q
period 2015-04-30
Straight Path Communications Inc.
filed 2015-06-09
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐     No  ☒

As of June 9, 2015, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	787,163 shares outstanding
Class B common stock, $.01 par value:	11,185,786 shares outstanding

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	April 30, 2015	July 31, 2014
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$18,962	$21,232
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	27	61
Due from settlement	91	-
Prepaid expenses - related to settlements and licensing	2,064	4,999
Deferred tax assets	2,392	2,392
Other current assets	244	92
Total current assets	23,780	28,776
Prepaid expenses - related to settlements and licensing - long-term portion	-	761
Intangible assets	365	350
Deferred tax assets	417	417
Other assets	120	135
Total assets	$24,682	$30,439

Liabilities and Equity
Current liabilities:
Trade accounts payable	$227	$-
Accrued expenses	1,120	1,334
Due to IDT Corporation	-	6
Deferred revenue	4,267	10,254
Income taxes payable	400	470
Total current liabilities	6,014	12,064
Deferred revenue - long-term portion	109	1,676
Total liabilities	6,123	13,740
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,226 and 11,013 shares issued, 11,184 and 11,013 shares outstanding as of April 30, 2015 and July 31, 2014	112	110
Additional paid-in capital	16,454	14,886
Retained earnings	3,264	2,037
Treasury stock, 42 shares at cost	(480)	-
Total Straight Path Communications Inc. stockholders’ equity	19,358	17,041
Noncontrolling interests	(799)	(342)
Total equity	18,559	16,699
Total liabilities and equity	$24,682	$30,439

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenues	$2,867	$913	$10,471	$1,493

Costs and expenses:
Direct cost of revenues	1,315	425	4,761	736
Selling, general and administrative	1,353	665	4,061	2,276

Total costs and expenses	2,668	1,090	8,822	3,012

Income (loss) from operations	199	(177)	1,649	(1,519)

Other income:
Interest income	9	6	27	13
Other income	-	-	23	-
Income from IDT Corporation payments of liabilities	-	332	-	383

Total other income	9	338	50	396

Income (loss) before income taxes	208	161	1,699	(1,123)
Provision for (income taxes) income tax benefits	801	(40)	(54)	(40)

Net income (loss)	1,009	121	1,645	(1,163)
Net (income) loss attributable to noncontrolling interests	(211)	(4)	(418)	163

Net income (loss) attributable to Straight Path Communications Inc.	$798	$117	$1,227	$(1,000)

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$0.07	$0.01	$0.11	$(0.09)

Diluted	$0.07	$0.01	$0.10	$(0.09)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,449	11,339	11,426	10,878

Diluted	11,879	11,649	11,837	10,878

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended April 30, 2015

(Unaudited)

(In Thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2014	787	$8	11,013	$110	$14,886	$2,037	$-	$(342)	$16,699

Common stock issued for compensation	-	-	207	2	1,522	-	-	-	1,524

Common stock issued for exercises of stock options	-	-	8	-	46	-	-	-	46

Common stock repurchased for withholding tax purposes	-	-	-	-	-	-	(545)	-	(545)

Sale of treasury stock	-	-	-	-	-	-	65	-	65

Forfeiture of unvested shares	-	-	(2)	-	-	-	-	-	-

Net income	-	-	-	-	-	1,227	-	418	1,645

Dividends	-	-	-	-	-	-	-	(875)	(875)

Balance as of April 30, 2015	787	$8	11,226	$112	$16,454	$3,264	$(480)	$(799)	$18,559

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	April 30,
	2015	2014

Operating activities:
Net income (loss)	$1,645	$(1,163)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Common stock issued for compensation	1,524	616
Stock-based compensation	-	12
Changes in assets and liabilities:
Trade accounts receivable, net	34	(4,849)
Due from settlement	(91)	-
Prepaid expenses - settlements and licensing	3,696	-
Other current assets	(152)	(5,272)
Other assets	15	-
Trade accounts payable	227	26
Accrued expenses	(774)	(207)
Due to IDT Corporation	(6)	125
Deferred revenue	(7,554)	11,227
Income taxes payable	(70)	40
Net cash (used in) provided by operating activities	(1,506)	555

Financing activities:
Sale of treasury stock	65	-
Common stock issued upon exercise of stock options	46	-
Dividends paid to stockholders of noncontrolling interests	(875)	-
Net cash used in financing activities	(764)	-

Net decrease (increase) in cash and cash equivalents	(2,270)	555
Cash and cash equivalents at beginning of period	21,232	15,000
Cash and cash equivalents at end of period	$18,962	$15,555

Supplemental schedule of noncash activities
Common stock repurchased for withholding tax purposes	$545	$-
Purchase of intangibles	$15	$-

Supplemental cash flow information
Cash paid during the period for income taxes	$117	$-

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. The balance sheet at July 31, 2014 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission.

Straight Path was incorporated in April 2013. Straight Path’s businesses consist of an indirect 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), which holds, leases and markets fixed wireless spectrum licenses, and an indirect 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”), which holds intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property. In these financial statements “the Company” refers to Straight Path, Straight Path Spectrum and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

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

In February 2015, the FASB issued ASU NO. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for public business entities for fiscal years beginning after December 15, 2015. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the nine months ended April 30, 2015 was as follows:

1.	The Company issued 207,000 shares to directors and officers as compensation. See Stock-Based Compensation below for a further discussion.
2.	The Company issued 8,079 shares upon the exercise of stock options and received proceeds of $45,774.
3.	1,600 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

There were no material issuances of Class B common stock subsequent to April 30, 2015 through the date of the filing of this report.

Dividends:

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders and such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but eliminates in consolidation.

Treasury Stock for Payroll Tax Withholding:

Treasury stock consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. The fair market value of the shares tendered was based on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event. In September 2014, 35,846 shares of Class B common stock with a value of $348,051 were repurchased. In April 2015, 9,982 shares of Class B common stock with a value of $197,344 were repurchased.

On January 16, 2015, the Company sold 4,105 shares of treasury stock to one of its officers at market price and received proceeds of $65,003.

At April 30, 2015, there were 41,723 shares of treasury stock at a value of $480,392.

Amendment of Stock Option and Incentive Plan (the “Plan”):

In October 2013, the Board of Directors approved an amendment to the Plan increasing the number of shares of the Company’s Class B common stock available for grant of awards by an additional 350,000 shares. The increase was approved by the stockholders on January 12, 2015 at the Company’s annual stockholder meeting.

Stock-Based Compensation:

From time to time, the Company issues Class B common stock and options to purchase Class B common stock to non-employee directors, officers, employees and other service providers. Stock-based compensation is included in selling, general and administrative expense and amounted to $294,794 and $130,375 for the three months ended April 30, 2015 and 2014, respectively, and $1,524,017 and $628,057 for the nine months ended April 30, 2015 and 2014, respectively. Issuances of Class B common stock included in stock-based compensation for the nine months ended April 30, 2015 are as follows:

On August 1, 2014, the Company granted Davidi Jonas, its Chief Executive Officer, 71,000 restricted shares of Class B common stock and Jonathan Rand, its Chief Financial Officer, 52,000 restricted shares of Class B common stock. One-third of both grants of restricted shares vested on March 30, 2015 and the remaining vest as to approximately one-third of the granted shares on each of February 1, 2016 and 2017. The aggregate fair value of the grant was approximately $1,214,000 which is being charged to expense on a straight-line basis over the vesting period.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Basic weighted-average number of shares	11,449	11,339	11,426	10,878
Effect of dilutive securities:
Shares underlying stock options	5	7	6	—
Non-vested restricted Class B common stock	425	303	405	—

Diluted weighted-average number of shares	11,879	11,649	11,837	10,878

The following shares were excluded from the diluted earnings (loss) per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	—	—	—	30
Non-vested restricted Class B common stock	—	—	—	474

Shares excluded from the calculation of diluted earnings (loss) per share	—	—	—	504

For the nine months ended April 30, 2014, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the three and nine months ended April 30, 2014, IDT paid approximately $332,000 and $383,000, respectively, pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in fiscal 2015.

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

Following are the amounts that IDT charged the Company pursuant to the TSA or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Included in direct cost of revenues	$—	$12	$—	$39
Included in selling, general and administrative	—	105	464	698

Note 6—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Customer 1	$41	$41	$124	$124
Customer 2	21	28	66	87
Customer 3	10	10	29	29

The loss of any of these major customers may have an adverse effect on the Company’s results of operations and cash flows.

Note 7—Income Taxes

Because of the way it is structured, Straight Path and its subsidiaries file the following income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for the nine months ended April 30, 2015 and 2014 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both April 30, 2015 and 2014.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for the nine months ended April 30, 2015. In February 2015, capital contributions were made to a wholly-owned limited liability company which allowed Straight Path to utilize certain suspended losses. The Company estimates that such suspended losses made available by the capital contributions will fully offset taxable income generated by Straight Path IP Group for the fiscal year. The remaining suspended losses can only be utilized by Straight Path if additional capital contributions are made.

The provision for income taxes for the nine months ended April 30, 2015 consists solely of certain state income taxes. The provision for income tax benefits for the three months ended April 30, 2015 consists primarily of the reversal of income taxes previously accrued during the first and second quarters for the year ended April 30, 2015 as a result of the use of the suspended losses discussed above.

The provision for income taxes for the nine and three months ended April 30, 2014 represents the estimated accrual for Straight Path.

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended April 30, 2015
Revenues	$99	$2,768	$2,867
Income (loss) from operations	(353)	552	199
Three Months Ended April 30, 2014
Revenues	$109	$804	$913
Loss from operations	(117)	(60)	(177)
Nine Months Ended April 30, 2015
Revenues	$288	$10,183	$10,471
Income (loss) from operations	(1,062)	2,711	1,649
Nine Months Ended April 30, 2014
Revenues	$325	$1,168	$1,493
Loss from operations	(352)	(1,167)	(1,519)

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Total assets:
April 30, 2015 (Unaudited)	$5,577	$19,105	$24,682
July 31, 2014	5,586	24,853	30,439

Note 9—Commitments and Contingencies

Legal Proceedings

Sipnet Appeal

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “’704 Patent”). On October 9, 2014, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ’704 Patent are unpatentable. We disagree with this finding, and on November 10, 2014, Straight Path IP Group filed a Notice of Appeal at the United States Court of Appeals for the Federal Circuit and at the PTAB (“Sipnet Appeal”). Straight Path IP Group’s opening appellate brief at the Federal Circuit Court of Appeals was filed on March 13, 2015. The parties’ briefing is now complete, and we expect a ruling from the appellate court in the next six to ten months.

The decision of the PTAB has had a materially adverse impact on our enforcement efforts. During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against Samsung Electronics Company et al (“Samsung”), LG Electronics, Inc. et al (“LG”), Toshiba Corporation et al (“Toshiba”), Vizio, Inc. (“Vizio”), Apple Inc. (“Apple”), Avaya Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), or Verizon Communications, Inc. (“Verizon”). While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ’704 Patent. The PTAB’s decision could lead to challenges to other claims of our patents, particularly if the decision withstands appeal.

Additional Inter Partes Review

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statement in each of these proceedings on December 9, 2014. On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions, citing certain findings in the Sipnet decision. Cisco, Avaya, and LG, Toshiba, and Vizio have requested to join the instituted Samsung IPRs using joinder provisions provided under PTAB rules, by filing petitions identical to the Samsung petitions, but the PTAB has not ruled on that request. LG, Toshiba, and Vizio have since notified the PTAB that they intend to withdraw their motions to join. On June 8, 2015, Straight Path IP Group filed its Patent Owner’s Response to the institution.

On October 31, 2014, LG, Toshiba, Vizio and Hulu filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statements for U.S. Patent No. 6,131,121 on February 18, 2015 and U.S. Patent Nos. 6,108,704 and 6,009,469 on February 20, 2015. On May 15, 2015, the PTAB instituted the requested IPR of these claims based on these petitions, citing certain findings in the Sipnet decision.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics Mobilecomm U.S.A., Inc. (collectively “LG”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”) and Vizio, Inc., alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio have been consolidated (“consolidated action”). In October 2014, Hulu, LLC intervened in the action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action seeking declaratory relief of non-infringement of Straight Path IP Group’s U.S. Patent Nos. 6,009,469, 6,108,704, and 6,131,121 in the U.S. District Court for the Northern District of California based in part on the allegations related to the actions in Virginia. On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to Virginia. On May 28, 2015, the California court transferred the matter to Virginia, where we expect that it will be consolidated and stayed with the other actions. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and the completion of the Sipnet Appeal. On November 4, 2014, the court granted the parties’ request and also held the briefing in the Amazon intervention in abeyance.

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

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya Inc. (“Avaya”), and Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant’s Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice.

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

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. The arbitration was held in November 2014. On February 26, 2015, the Arbitrator issued his Final Award. The Arbitrator concluded that the Former SPIP CEO is not entitled to any further compensation and does not have any entitlement to equity interests in Straight Path IP Group. On May 27, 2015, the Former SPIP CEO filed a petition in the Supreme Court of the State of New York, County of New York to vacate the arbitration award. We intend to oppose the petition.

Other Commitments and Contingencies

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $3,000 and $44,000 was incurred to the Former SPSI CEO for this obligation for the three and nine months ended April 30, 2015, respectively, and approximately $33,000 and $87,000 for the three and nine months ended April 30, 2014, respectively.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

In March 2015, the Company extended the term of its Englewood Cliffs, New Jersey satellite office from October 31, 2017 to April 30, 2018. The annual rent will continue to be approximately $37,000 per year. In May 2015, the Company extended the lease for its headquarters in Glen Allen, Virginia from May 31, 2015 to May 31, 2017. The annual rent will be approximately $7,000 per year.

Note 10—Due From Settlement

Due from settlement of $90,819 represents the Company’s portion owed to it under a patent license and settlement agreement between Innovative Communications Technologies, Inc. and ooVoo, LLC. The payment was received on May 6, 2015.

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

Overview

Straight Path Communications Inc. is a communications asset company. We own via intermediate wholly-owned entities 100% of Straight Path Spectrum, and 84.5% of Straight Path IP Group. Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP Group holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property.  We were formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company. The Company acquired the URL www.straightpath.com in April 2015 from its previous holder for approximately $15,000 in order to support simpler market communications and better SEO.

Recent FCC Activity

Our Spectrum holdings are comprised of area wide licenses in the 39GHz and 28GHz frequency bands from the Federal Communications Commission (“FCC”). The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

On October 17, 2014, the FCC released a Notice of Inquiry (“NOI”) to examine the potential for the provision of mobile radio services in bands above 24GHz, and identified 39GHz and 28GHz as two potential candidates.

Comments from much of the wireless telecommunications industry, including many leading participants were generally positive, with many commenters urging the commission to move toward authorization of mobile services as rapidly as possible.

The primary dissent came from satellite operators and those representing interests of the satellite industry.

The FCC has not taken any action nor intimated its intended course at the time of this filing.  The typical next step would be for the FCC to publish a Notice of Proposed Rulemaking (“NPRM”).

Recent Activity Related to Straight Path IP Group

The United States Patent and Trademark Office’s Trial and Appeal Board (the “PTAB”) issued an administrative decision on October 9, 2014, stating that claims 1-7 and 32-42 of our ’704 Patent are unpatentable.  This decision could have a materially adverse impact on our enforcement efforts.  While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all the claims of the ’704 Patent and appeal the ruling. The PTAB’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.  In the interim, during the appeal process, a number of pending actions have been stayed or dismissed without prejudice. The remaining actions, however, are in earlier stages.  The Company believes that if the Federal Circuit court ultimately overturns the PTAB’s decision and asserts proper construction of our patents, then the Company will benefit as such a decision will be binding on the Federal District courts where all of our current actions are pending or stayed.

On March 6, 2015, the PTAB granted requests made by Samsung and instituted IPRs of several of the Company’s patents. Cisco, Avaya, and LG, Toshiba and Vizio have requested to join the Samsung IPRs. LG, Toshiba, and Vizio have since notified the PTAB that they intend to withdraw their motions to join.

On May 15, 2015, the PTAB granted requests made by LG, Toshiba, Vizio and Hulu and instituted IPRs of several of the Company’s patents.

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

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Customer 1	$41	$41	$124	$124
Customer 2	21	28	66	87
Customer 3	10	10	29	29

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

Three and Nine Months Ended April 30, 2015 (“Fiscal 2015”) Compared to Three and Nine Months Ended April 30, 2014 (“Fiscal 2014”)

Consolidated

	Three Months Ended
	April 30,		Change
	2015	2014	$
	(in thousands)
Revenues	$2,867	$913	$1,954
Direct cost of revenues	1,315	425	890
Selling, general and administrative	1,353	665	688
Income (loss) from operations	199	(177)	376
Interest and other income	9	6	3
Income from IDT Corporation payment of liabilities	-	332	(332)
Income before income taxes	208	161	47
Provision for income tax benefits (income taxes)	801	(40)	841
Net income	1,009	121	888
Net income attributable to noncontrolling interests	(211)	(4)	(207)
Net income attributable to Straight Path Communications Inc.	$798	$117	$681

	Nine Months Ended
	April 30,		Change
	2015	2014	$
	(in thousands)
Revenues	$10,471	$1,493	$8,978
Direct cost of revenues	4,761	736	4,025
Selling, general and administrative	4,061	2,276	1,785
Income (loss) from operations	1,649	(1,519)	3,168
Interest and other income	50	13	37
Income from IDT Corporation payments of liabilities	-	383	(383)
Income (loss) before income taxes	1,699	(1,123)	2,822
Provision for income taxes	(54)	(40)	(14)
Net income (loss)	1,645	(1,163)	2,808
Net (income) loss attributable to noncontrolling interests	(418)	163	(581)
Net income (loss) attributable to Straight Path Communications Inc.	$1,227	$(1,000)	$2,227

Revenues. Revenues generated by Straight Path Spectrum were $99,000 and $288,000 in the three and nine months of Fiscal 2015, respectively, and $109,000 and $325,000 in the three and nine months of Fiscal 2014, respectively. The decrease in revenues is due to attrition of some legacy customers under relationships that were over 10 years old in the first two quarters of fiscal 2015. Beginning in the third quarter of fiscal 2015, Straight Path Spectrum has begun to replace such business with new spectrum leases.

Revenues generated by Straight Path IP Group were $2.8 million and $10.2 million in the three and nine months of Fiscal 2015, respectively, and $804,000 and $1.2 million in the three and nine months of Fiscal 2014, respectively.

Straight Path IP Group current revenues all relate to prior settlements and receipts, being recognized over the life of the patents. No new settlement revenue has been generated since October 2014.

Direct cost of revenues. Direct cost of revenues increased in Fiscal 2015 compared to Fiscal 2014 primarily due to the increase in the direct cost of revenues of Straight Path IP Group. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, and increased generally proportionally to the increase in settlement revenues.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result of the increase in the number of employees, compensation costs in terms of increased salaries, and primarily due to non-cash stock-based compensation charges related to the issuances of restricted common stock to employees. There were also anticipated increased legal costs due to Straight Path IP Group’s Sipnet Appeal and IPRs.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $295,000 and $1.5 million in the three and nine months of Fiscal 2015, respectively, and $130,000 and $628,000 in the three and nine months of Fiscal 2014, respectively. At April 30, 2015, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $2.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1.1 million is expected to be recognized in the twelve months ending April 30, 2016, $621,000 is expected to be recognized in the twelve months ending April 30, 2017 and $80,000 is expected to be recognized in the twelve months ending April 30, 2018.

Income from IDT Corporation payments of liabilities.  In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. In the three and nine months of Fiscal 2015, no amounts were paid by IDT pursuant to this obligation. In the three and nine months of Fiscal 2014, IDT paid $332,000 and $383,000 pursuant to this obligation, respectively.

Income taxes. The provision for income taxes for the nine months ended April 30, 2015 consists solely of certain state income taxes. The provision for income tax benefits for the three months ended April 30, 2015 consists primarily of the reversal of income taxes previously accrued for the year ended April 30, 2015. The provision for income taxes for the nine and three months ended April 30, 2014 represents the estimated accrual for Straight Path. See Note 7 of the consolidated financial statements.

Net (income) loss attributable to noncontrolling interests. The change in net (income) loss attributable to noncontrolling interests was due to Straight Path IP being profitable in the Fiscal 2015 periods and the three month period of Fiscal 2014 as compared to a loss in the nine month period of Fiscal 2014.

Straight Path Spectrum Segment

	Three Months Ended
	April 30,		Change
	2015	2014	$
	(in thousands)
Revenues	$99	$109	$(10)
Direct cost of revenues	-	12	(12)
Selling, general and administrative	452	214	238
Loss from operations	$(353)	$(117)	$(236)

	Nine Months Ended
	April 30,		Change
	2015	2014	$
	(in thousands)
Revenues	$288	$325	$(37)
Direct cost of revenues	-	39	(39)
Selling, general and administrative	1,350	638	712
Loss from operations	$(1,062)	$(352)	$(710)

Revenues. Revenues decreased in the first two quarters of fiscal 2015 compared to the similar periods in fiscal 2014 as a result of the loss of revenue from several legacy leases that expired or terminated. In the third quarter of fiscal 2015, spectrum lease revenue has begun to increase due to revenue from the lease of spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in the Fiscal 2015 periods.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result of the hiring of new employees, and the related increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Straight Path IP Group Segment

	Three Months Ended
	April 30,		Change
	2015	2014	$
	(in thousands)
Revenues	$2,768	$804	$1,964
Direct cost of revenues	1,315	413	902
Selling, general and administrative	901	451	450
Income (loss) from operations	$552	$(60)	$612

	Nine Months Ended
	April 30,		Change
	2015	2014	$
	(in thousands)
Revenues	$10,183	$1,168	$9,015
Direct cost of revenues	4,761	697	4,064
Selling, general and administrative	2,711	1,638	1,073
Income (loss) from operations	$2,711	$(1,167)	$3,878

Revenues.  We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In Fiscal 2015, we collected settlement and licensing payments totaling $2.5 million. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $2.8 million and $10.2 million in the three and nine months of Fiscal 2015, respectively, and $804,000 and $1.2 million in the three and nine months of Fiscal 2014, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of April 30, 2015, all of which has been collected. Most of these settlement agreements include license fees for the duration of the license term, and have been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term is through the expiration of the licensed patents in September 2015.

The decision of the PTAB in the Sipnet inter partes review (“IPR”) has had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the Sipnet Appeal and outstanding inter parties reviews, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, or Verizon.  We are unlikely to derive any additional revenue from our enforcement efforts until the Sipnet Appeal and outstanding IPRs are brought to a close.

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

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2015 compared to Fiscal 2014 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock and increased legal costs due to Straight Path IP Group’s Sipnet Appeal and IPRs.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, including the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at April 30, 2015 will be sufficient to meet our anticipated cash requirements during the twelve months ending April 30, 2016.

As of April 30, 2015, we had cash of $19.0 million and working capital (current assets less current liabilities) of $17.1 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For the nine months ended April 30, 2015, no payments were made by IDT pursuant to this obligation.

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $3,000 and $44,000 was incurred to the Former SPSI CEO for this obligation for the three and nine months of Fiscal 2015, respectively, and approximately $33,000 and $87,000 for the three and nine months of Fiscal 2014, respectively.

	Nine Months Ended April 30,
	2015	2014
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(1,506)	$555
Financing activities	(764)	—
(Decrease) increase in cash and cash equivalents	$(2,270)	$555

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable and timing of settlements of lawsuits brought by Straight Path IP Group.

Financing Activities

Cash used in financing activities totaled $764,000 in Fiscal 2015. In April 2015, Straight Path IP Group paid a dividend totaling approximately $875,000 to its minority stockholders in respect of operations during fiscal years 2014 and 2015. This was offset by approximately $46,000 received by the Company upon the exercise of stock options and $65,000 received from the sale of treasury stock.

We do not anticipate paying additional dividends on our common stock until we achieve sustainable profitability after satisfying all of our operational needs, including payments to the Former SPSI CEO and retain certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets. However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

In March 2015, the Company extended the term of its Englewood Cliffs, New Jersey satellite office from October 31, 2017 to April 30, 2018. In May 2015, the Company extended the lease for its headquarters in Glen Allen, Virginia from May 31, 2015 to May 31, 2017. Other than that, there are no other material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014.

Off-Balance Sheet Arrangements

As of April 30, 2015, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

None

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company.

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014 and updated in Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Company Purchases of Company’s Equity Securities

	Total Number of Shares Purchased	Weighted Average Price $ Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
February 1-28, 2015	—	—	N/A	N/A
March 1-31, 2015	—	—	N/A	N/A
April 1–30, 2015(1)	9,982	$19.77	N/A	N/A

(1) Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. The fair market value of the shares repurchased was based on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event. For further discussion, see “Note 3 – Equity – Treasury Stock for Payroll Tax Withholding” in the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

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

STRAIGHT PATH COMMUNICATIONS INC.

June 9, 2015	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

June 9, 2015	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer

