Form 10-K
period 2015-07-31
Straight Path Communications Inc.
filed 2015-10-14
CIK 1574460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2015,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $19.18 per share, as reported on the NYSE MKT, was approximately $178,946,000.

As of October 10, 2015, the registrant had outstanding 787,163 shares of Class A common stock and 11,325,877 shares of Class B common stock. Excluded from these numbers are 41,723 shares of Class B common stock held in treasury by Straight Path Communications Inc.

DOCUMENTS INCORPORATED BY REFERENCE

●	The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2016, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Straight Path Communications Inc.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Straight Path Communications,” “SPCI,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ended July 31, 2015).

Item 1. Business.

OVERVIEW

Straight Path Communications Inc. is a communications asset company. We own, via intermediate wholly-owned entities, 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), and 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”).

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

Our main offices are located at 5300 Hickory Park Drive Suite 218, Glen Allen, Virginia 23059. The telephone number at our headquarters is (804) 433-1522 and our website is www.straightpath.com.

We make available, free of charge, through the investor relations page of our website (straightpath.com/investors) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We have adopted a code of business conduct and ethics for all of our employees, including our chief executive officer and chief financial officer. Copies of the code of business conduct and ethics are available on our website.

Our website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

KEY EVENTS IN OUR HISTORY

We were incorporated in the State of Delaware in April 2013.

On July 31, 2013, IDT, our former parent corporation, completed a tax-free spin-off (the “Spin-Off”) of our capital stock, through a pro rata distribution of our common stock to its stockholders of record as of the close of business on July 25, 2013 (the “Spin-Off record date”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every two shares of IDT’s Class A common stock held on the Spin-Off record date; (ii) one share of our Class B common stock for every two shares of IDT’s Class B common stock held on the Spin-Off record date; and (iv) cash in lieu of a fractional share of all classes of our common stock.

Straight Path Spectrum

On October 17, 2014, the Federal Communications Commission (the “FCC”) released a Notice of Inquiry (“NOI”) to examine the potential for the provision of mobile radio services in bands above 24 Gigahertz (“GHz”), and identified 39 GHz and 28 GHz as two potential candidates. These bands make up our primary Spectrum holdings, and we believe if the FCC and the wireless industry adopt these bands for mobile use in such applications as 5G networks, such actions may have a significant, ongoing favorable impact on the value of these assets. The FCC and multiple industry participants, including our Company, have participated in follow-on steps initiated by the NOI, and are continuing in the ongoing process to adopt rules for the provision of mobile radio services in band above 24 GHz, as discussed below.

Straight Path IP Group

In fiscal 2014, Straight Path IP Group filed actions against equipment manufacturers and others in the U.S. International Trade Commission and U.S. District Court to protect its patents. In fiscal 2014 and early fiscal 2015, Straight Path IP Group entered into 12 settlement and/or licensing agreements with licenses and settlement payments received in the aggregate amount of $18,338,000.

On October 9, 2014, the United States Patent and Trademark Office’s Trial and Appeal Board (the “PTAB”) issued an administrative decision stating that claims 1-7 and 32-42 of our ’704 Patent are unpatentable. We have taken all the steps necessary to appeal this adverse decision, as discussed below.

RECENT DEVELOPMENTS

Straight Path Spectrum

On September 11, 2015, Straight Path Spectrum entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz point-to-multipoint (“PMP”) radio. Straight Path agreed to a $1M non-recurring engineering investment (“NRE”), and the product is expected to be commercially available within 12 months from now. Straight Path Spectrum also agreed to purchase approximately 300 units from CBNL at favorable terms. We will use these units to seed the market, increase revenue, and demonstrate the superiority of our network.

On October 1, 2015, the Chairman of the FCC announced he planned to circulate for full FCC consideration a Notice of Proposed Rulemaking (“NRPM”) that “proposes a framework for flexible spectrum use rules for bands above 24 GHz, including for mobile broadband use.” The Chairman stated in an earlier blog post on August 3, 2015, “Studying all of the spectrum above 6 GHz would be unfocused and would be resource intensive while identifying too few bands for study risks the possibility that none becomes viable. Accordingly we need to identify enough bands likely to yield a successful outcome. The spectrum bands proposed by the United States to be studied for consideration at WRC-19 include 27.5-29.5 GHz, 37-40.5 GHz, 47.2-50.2 GHz, 50.4-52.6 GHz, and 59.3-71 GHz. We will consider these bands, or a subset of the bands, in further detail in an upcoming NPRM . . .”

FCC Chairman Wheeler announced that the tentative agenda of its October 22, 2015 meeting includes consideration of “a Notice of Proposed Rulemaking that proposes to create new flexible use service rules in certain bands above 24 GHz to support multiple uses, including mobile wireless.”

Straight Path IP Group

On March 6, 2015, the PTAB granted requests made by Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C. (collectively, “Samsung”) and instituted inter partes reviews (“IPR” or IPRs”) of several of the Company’s patents. Cisco Systems, Inc. (“Cisco”), Avaya, Inc. (“Avaya”), have joined the Samsung IPRs.

On May 15, 2015, the PTAB instituted IPRs of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121 requested by LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”), Vizio, Inc. (“Vizio”) and Hulu LLC (“Hulu”). On June 15, 2015, Cisco and Avaya filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon Services Corp. and Verizon Business Network Services Inc. (collectively “Verizon”) filed related petitions on the ’704 and ’121 patents and requested to join the instituted IPRs. The PTAB has not yet ruled on these pending motions for joinder.

On September 9, 2015, oral argument was heard before the Circuit Court of Appeals for the Federal Circuit (“CAFC”). Straight Path requested that the court reverse the decision of the PTAB or remand. A decision is expected within several months.

On September 28, 2015 Cisco, Avaya, and Verizon filed a petition for IPR of our ‘365 patent.

The decision of the CAFC will likely have an impact on the outstanding IPRs, as they rely in great measure on the same prior art references at issue in our appeal.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

STRAIGHT PATH SPECTRUM

Overview

We hold a significant number of licenses for fixed wireless spectrum (“Spectrum”) in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what is known as the 39 GHz band and Local Multipoint Distribution Service (“LMDS” or “28 GHz”) band. We have 39 GHz Spectrum licenses covering the entire continental United States with an average of 800+ megahertz (“MHz”) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets.

Our Spectrum is currently used primarily to provide fixed wireless services for existing Wireless Internet Service Providers (“WISPs”) and Mobile Network Operators (“MNOs”). Our Spectrum is also contemplated for use in next generation mobile solutions such as small cells and 5th Generation Mobile Networks (“5G”).

WISPs are increasingly recognizing the cost effectiveness and flexibility of wireless transport (as opposed to fiber transport), and many of the fastest growing internet service providers are seeking to reach new customers, and upgrading their networks using wireless solutions. Therefore, we expect an increasing market for our Spectrum leases with WISPs as they utilize our Spectrum in their wireless networks for last mile to enterprises and multi-dwelling units, various back haul and other applications, instead of utilizing alternative bands, particularly in major metropolitan areas.

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

As the demand for significantly greater capacity within wireless networks has grown rapidly, planning and investment for 5G networks has become a major focus of the mobile industry. Our Spectrum holdings—which cover the entire continental US and have capacity that is substantially greater than currently used access frequencies—are well-suited for use in a 5G network. The FCC has recognized in the past that the frequencies in which we operate might one day be usable for mobility (i.e. access to mobile devices), but has deferred proposing and adopting rules to govern such usage until technology and market forces would justify such rule making.

On October 17, 2014, the FCC released a Notice of Inquiry (“NOI”) to examine the potential for the provision of mobile radio services in bands above 24 GHz, and identified 39 GHz and 28 GHz as two potential candidates.

During the comment and reply comment period, in January and February 2015, respectively, the FCC received overwhelming support and encouragement to proceed to adopt a Notice of Proposed Rulemaking (“NPRM”) changing the rules to facilitate mobile use of the 39 GHz and 28 GHz bands.

Chairman Wheeler posted a blog on the FCC website on October 1, 2015 saying, “This NPRM [circulated internally] proposes a framework for flexible spectrum use rules for bands above 24 GHz, including for mobile broadband use.” The Chairman stated in an earlier blog post on August 3, 2015, “Studying all of the spectrum above 6 GHz would be unfocused and would be resource intensive while identifying too few bands for study risks the possibility that none becomes viable. Accordingly we need to identify enough bands likely to yield a successful outcome. The spectrum bands proposed by the United States to be studied for consideration at WRC-19 include 27.5-29.5 GHz, 37-40.5 GHz, 47.2-50.2 GHz, 50.4-52.6 GHz, and 59.3-71 GHz. We will consider these bands, or a subset of the bands, in further detail in an upcoming NPRM.”

The blog posts from the Chairman indicate that of the bands identified in the NOI, those that will likely be included in the NPRM are 37-40.5 GHz (which includes 38.6-40 GHz, where we hold 216Bn MHz Pop, with a national footprint), 27.5-29.5 (part of the LMDS band, where we hold 30Bn MHz Pop, including NYC and SF), and 60 GHz, with the likelihood that 60 GHz would be unlicensed under the proposed rules.

FCC Chairman Wheeler announced that the tentative agenda of its October 22, 2015 meeting includes consideration of “a Notice of Proposed Rulemaking that proposes to create new flexible use service rules in certain bands above 24 GHz to support multiple uses, including mobile wireless.”

If our Spectrum were to be authorized and adopted for access to mobile devices, it would greatly increase the demand for our Spectrum and likely the value of our holdings. While the technology is being developed and may be years away from commercialization, the preparatory steps—specifically putting in place a regulatory framework “where these technologies can flourish”—seem to be underway.

Straight Path Spectrum is opening a lab in Plano, Texas (its “Gigabit Mobility Lab”), to begin development of a 39 GHz transceiver to demonstrate the viability and superiority of such services at 39 GHz. We anticipate making public demonstrations within 18 months, and will update regularly on the status of our development.

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

Our Spectrum Holdings

We hold a significant number of licenses for fixed wireless spectrum in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what is known as the 39 GHz band and LMDS, or 28 GHz, band. We have at least 100MHz of bandwidth in every Economic Area in the United States in 39 GHz, and in higher population areas, our licenses cover 600 MHz or more of bandwidth in the 39 GHz band; for instance, in the top 30 markets (by population) we have an average of 800+ MHz in the 39 GHz band.

Our auctioned 39 GHz band spectrum is primarily licensed in Economic Areas, or EAs. EAs are delineated by the Regional Analysis Division, Bureau of Economic Analysis, U.S. Department of Commerce and are based on metropolitan or micropolitan statistical areas that serve as regional centers of economic activity, plus the surrounding counties that are economically related to these areas.

Currently, the United States is divided into 175 licensable EAs for the auctioned 39 GHz spectrum. Our licenses cover all 175 EAs. Based on a comparison of the geographic areas covered by our licenses with the U.S. Census Bureau’s 2010 Census, we cover all of the U.S. population. We hold licenses in all U.S. markets including 828 39 GHz licenses (90+% of active EA licenses), and 133 licenses in the LMDS band. Our 39 GHz licenses, which are our primary holdings, include at least 100 MHz of total bandwidth in every U.S. market, with up to 1,100 MHz in several markets. We hold an average of 800+ MHz of Spectrum in the top 30 EAs in the 39 GHz band. As a result, we believe that we are well positioned to provide a single source of fixed and mobile wireless Spectrum solutions across a variety of geographic areas and bandwidth requirements.

Wireless Spectrum

Fixed wireless systems offer an alternative means of providing high-speed, high-capacity voice and data transmissions using antennae placed at strategic points connected by direct line-of-sight. In many circumstances, fixed wireless systems eliminate the need for expensive and time-consuming trenching or physical connections to wired networks. We believe that wireless systems, and systems using our proposed installations, are also more flexible than wired solutions, and that there are specific characteristics of our Spectrum assets that make them more attractive than other wireless spectrum bands for fixed applications.

As the demand for wireless capacity to support fixed and mobile communications increases, the providers of those services will need solutions to carry that data.  Traffic from various customers are carried to communications points – cells or other – and the aggregated traffic needs to be carried from those points back to the central or regional hubs where they interconnect with larger communications networks (this process is known as “backhaul”).

Our Strategy

Fixed Wireless

Our strategy is to focus on applications and geographies where our Spectrum holdings are best suited to meet the needs of the market for fixed wireless applications, ranging from point-to-point (“PTP”) links, PMP sectors, and small cells.  We seek to leverage the inherent advantages and capabilities of our assets, including the breadth and depth of the portfolio to educate various communications industry participants as to how our offerings best meet the needs of their operations for backhaul and other transmission capacity.

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

We currently see the PMP solutions as the most likely to provide growth in our Spectrum lease revenue and new customer acquisition in the short term. We are actively seeking to lease our Spectrum to operators who purchase the CBNL LMDS PMP radios, as well as with other vendors’ hardware, as appropriate.

5G / Mobility

We are also actively pursuing more dynamic opportunities, primarily 5G, to market our Spectrum for applicable additional uses. Straight Path is a contributing member of ATIS 3GPP, the leading standard setting body for 5G. We are advocating for bands up to 40 GHz to be included in the initial standards for 5G.

We are opening our Gigabit Mobility Lab in Plano, Texas to be run by our Chief Technology Officer, Zhouyue (Jerry) Pi. We plan to hire additional personnel with technical expertise to achieve our goal: to develop a next-gen transceiver capable of mobile services at 39 GHz within 18 months. We believe we have the ability to deliver on this goal, and to thereby seek to have a noticeable impact on the wireless industry and to continue to build the inherent value in our Spectrum.

Our Services

Spectrum Leasing Services

We currently lease Spectrum and provide related services to internet service and telecommunications providers and other companies that prefer to buy their own equipment and design their own fixed wireless networks for last mile, mid-mile, fixed access, and backhaul applications and have the staff and operational systems to support a build-out.

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

Utilizing our Spectrum holdings to transmit large volumes of data from a high-demand area can cost-effectively increase the wireless service provider’s ability to serve these customers.

MNOs have traditionally deployed networks of large “macro cells” that cover a significant area, and carry traffic to substantial numbers of wireless customers.  The voice and data traffic from those large cells is backhauled to the providers’ hubs by a variety of high volume methods, primarily fiber optic cables.  This requires that the cells be sited on fiber optic cable access points.

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

The small cell approach is to develop a network of a large number of small cells with more robust capacity and speed in smaller areas as traffic (density) demands.  The small cells are expected to be sited on buildings, lampposts and other locations close to the ground and will provide service to a smaller number of users over a smaller area than large cells.  The small cells retain the need for high volume backhaul to a central or regional hub that enable communications to other users, the internet and data providers.  Because of their requirements to be close to the ground and the need for a large number in an area, small cells cannot be consistently sited with easy access to fiber optic access points, and must rely, to a greater extent on other solutions for their backhaul needs.

We believe that our Spectrum holdings provide a cost-effective and attractive solution for these needs as compared to fiber optic or other wired or wireless alternatives:

●	Our Spectrum is able to carry large volumes of traffic from one point to another point (point-to-point) or from one point to a number of points (point-to-multipoint);

●	Our Spectrum is scalable as to volume and geographic coverage;

●	Our Spectrum can be deployed at lower cost than new wired connectivity;

●	Our Spectrum can be implemented quickly and without the need to secure additional rights;

●	We can deploy our Spectrum assets flexibly and support multiple customers in a single area;

●	Because of our substantial holdings in large metropolitan areas, we can utilize our Spectrum for various applications and support the needs of the largest service providers;

●	Our extensive bandwidth in high population density areas enables us to deploy multiple adjacent channels – or concatenate – to support extremely high volume applications;

●	Because we own Spectrum licenses across the United States, we can provide a large scale solution for national WISPs and MNOs; and

●	For small cell applications, we can utilize small antennas that are not available for other wireless solutions where sites cannot accommodate large equipment.

Point-to-Multipoint Installations

Fixed wireless operations can be deployed using PTP or PMP installations.  PTP is typically line-of-sight with highly directive antennas at each end of the link.  This requires dedicated transceiver hardware at each end of the link.  In PMP applications, a transceiver can support multiple connection points thus reducing the expense of additional hardware and the space demands of that equipment.  Our Spectrum holdings are expressly authorized for PMP applications by the FCC.  In backhaul deployments, the hub uses sectored antennas to provide connectivity to a number of terminals anywhere around the hub site.  New sites can be added without revisiting the hub site.

We have partnered with CBNL, a leading radio manufacturer that has developed a next-generation PMP radio that currently operates in the LMDS frequency. We have already entered into Spectrum leases as a result, and we expect the adoption of PMP to increase due to the cost effectiveness and flexibility to scale due to wide coverage area sectors. We have witnessed the import of CBNL’s PMP technology in our LMDS holdings, where a single customer using CBNL equipment and our Spectrum accounted for approximately a 10% increase in our revenue for the fourth quarter of fiscal 2015, and we expect to secure additional customers using CBNL PMP units and leasing our Spectrum in the LMDS band.

We have entered into an agreement with CBNL to develop a similar offering in the 39 GHz frequency, where our Spectrum holdings are far greater. The agreement provides CBNL with a one-time development fee of $1 million towards the development of such a radio, anticipated to be completed within the next 12 months. In the interim, we are using our LMDS holdings to demonstrate the proof of concept with the intent of offering a similar capability in 39 GHz when it is available. The agreement also provides for a joint sales and marketing effort for CBNL and Straight Path to educate the market about the potential benefits of PMP solutions, as well as an agreement for Straight Path to purchase approximately 300 CBNL PMP 39 GHz radios to accelerate the market adoption and deployment in United States operators’ wireless networks, once the 39 GHz radios are commercially available.

5G

The exponentially increasing demand for mobile broadband, coupled with the shortage of spectrum (below 3 GHz) traditionally used for mobile communication and mobile data transmission has spurred technological advances that can utilize millimeter wave frequencies—such as ours—to “access” mobile devices.

Until recently millimeter wave frequencies1—those bands from 24 GHz and higher, including our 39 GHz and LMDS—have not been considered for access to mobile devices due to their propagation characteristics. As a result millimeter wave frequencies have been limited to fixed, line-of-sight applications. Access spectrum, on the other hand, can penetrate or bypass interposing objects, such as buildings, and reach to the endpoints, i.e. end user devices, such as mobile phones, tablets, and other portable devices without line-of-sight (non line-of-sight). Over the past several years—as data consumption has increased exponentially, and concern has risen regarding the adequacy of the current supply of access spectrum (often referred to as the “spectrum crunch”)—technologists have developed innovative base station devices with far greater number of antenna components (i.e. phased array) that can overcome the current propagation limitations for short, yet substantial distances—far shorter than fixed line-of-sight links, yet far greater distances and capacity than current Wi-Fi implementations.

1 While millimeter wave traditionally refers to frequencies between 30 and 300 GHz, we use the term to refer to 24 GHz and above, as that is the range that the FCC has indicated an interest in developing to allow mobile usage therein.

Straight Path Spectrum joined NYU WIRELESS as an Industrial Affiliate to support and encourage the advances and commercialization of 5G millimeter wave technology. Of note, many leading technology companies—Samsung, Intel, Ericsson, NSN, and others—are also Industrial Affiliates at NYU WIRELESS. We expect to work collaboratively with these and other technology companies to highlight our assets for utilization for millimeter wave mobility. Straight Path also hired Zhouyue (Jerry) Pi as our Chief Technology Officer in September 2014. Mr. Pi is a pioneer in 5G technology, having led the group at Samsung that developed a working prototype for mobile transmission at 28 GHz. Mr. Pi is a thought leader in millimeter wave mobility. He has authored more than 30 technical journals and conference papers and is a co-inventor of more than 150 patents and applications.

The recognition of millimeter wave mobility as a necessary solution for the data demand and spectrum crunch has reached the highest levels. The FCC released its “Spectrum Frontiers” NOI just a year ago, and FCC Chairman Wheeler announced that the tentative agenda of its October 22, 2015 meeting includes consideration of “a Notice of Proposed Rulemaking that proposes to create new flexible use service rules in certain bands above 24 GHz to support multiple uses, including mobile wireless.”

Sales and Marketing

We intend to continue marketing our services to a targeted group of WISPs, wireless communications providers, MNOs and other telecommunications carriers. We may also market to other commercial enterprises and through systems integrators, wireless radio vendors and other channel partners. We may also focus on substantial entities that are expanding their own wired or fiber optic networks to meet their backhaul and other requirements. In addition, we intend to work with large systems integrators and other industry channel partners that provide wireless equipment, design, and/or installation and others services to our target customers.

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

With regards to the possibility of our Spectrum being utilized in 5G networks, the FCC is looking at a number of frequencies for mobile services above 24 GHz. While we believe 39 GHz is the best path forward, we recognize that competing interests abound. Other license holders in frequencies being considered will certainly attempt to raise the profile of their assets as ideal for mobile services. At the same time, the satellite industry has challenged, and we expect will continue to challenge, mobile services in our bands. There exists a likelihood that the FCC will auction additional spectrum in the bands that will be addressed in the forthcoming NPRM, and the winners of those auctions may compete with Straight Path.

Unlicensed spectrum--in millimeter waves and below--can also be a source of competition.  As well, MNOs are incentivized to maximize efficiencies in the spectrum they’ve already acquired. Equipment manufacturers may search for solutions that will optimize the status quo, and delay the move to millimeter wave mobility.

Regulatory Framework

Our fixed wireless operations and wireless licenses in the 39 GHz and LMDS bands are subject to significant regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, and state, and local authorities.  At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum, including exclusive jurisdiction over licensing and technical rules for operations of mobile wireless carriers, certain site acquisition matters, and all interstate telecommunications services. State regulatory commissions have jurisdiction over intrastate common carrier and certain other communications providers, unless preempted by the FCC. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements, requiring installation permits, and controlling access to public rights-of-way. The regulations of these agencies are continually evolving through rulemakings, adjudications, and other administrative and judicial proceedings, and future regulatory changes or interpretation of existing regulations could have an adverse effect on our business.

FCC Licensing and Regulation

In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band.  The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services.  The adoption or modification of laws or regulations relating to our wireless licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business.  Under some circumstances, our licenses may be canceled or conditioned.  We also may be fined for any violation of the FCC’s rules, and in extreme cases, our licenses may be revoked.

The FCC determines the use of specific frequency bands by particular services.  If the FCC decides in the future to allocate additional spectrum in the high frequency bands to competing services, the successful auction of that spectrum could increase the number of entities that hold this spectrum, and its general availability could have a material adverse effect on the value of our spectrum.   In addition, as demand for spectrum grows, the FCC may conduct rulemaking proceedings to allow other licensed or unlicensed equipment to operate in the millimeter wave bands. This may increase potential interference with our fixed wireless operations and have an adverse effect on our business.

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

Straight Path Spectrum has filed its substantial service performance filings for its 39 GHz licenses. These showings have been accepted by the FCC which is effective for the current period of the licenses, through 2020. Therefore, as of October 14, 2015, Straight Path Spectrum has 828 39 GHz EA licenses with an expiration date of October 18, 2020.  In addition, Straight Path Spectrum holds 133 LMDS licenses in the 28 GHz range, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018 and the New York City LMDS license expires on February 1, 2016.  Straight Path Spectrum will be required to demonstrate substantial service in order to renew its licenses for another ten year term.

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

STRAIGHT PATH IP GROUP

Straight Path IP Group, a Delaware corporation and a subsidiary of SPCI, holds and derives value from a portfolio of patents covering aspects of communications, primarily related to communications over the Internet.

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

Our intellectual property currently consists of the following patents:

NetSpeak Portfolio:

●	U.S. Patent No. 6,108,704: Point-to-Point Internet Protocol and its foreign counterparts,

727702	Australia
764522	Australia
764583	Australia
764521	Australia
2231127	Canada
96197195.9	China
852868	Finland
852868	France
852868	Germany
1017192	Hong Kong
10-414512	Korea
212126	Mexico
51774	Singapore
852868	Sweden
852868	Italy
NI-096566	Taiwan

●	U.S. Patent No. 6,131,121: Point-to-point computer network communication utility utilizing dynamically assigned network protocol addresses;

●	U.S. Patent No. 6,701,365: Point-to-point Internet Protocol;

●	U.S. Patent No. 6,513,066: Establishing a point-to-point internet communication;

●	U.S. Patent No. 6,185,184: Directory server for providing dynamically assigned network protocol addresses;

●	U.S. Patent No. 6,829,645: Method and apparatus for establishing point-to-point communications over a computer network;

●	U.S. Patent No. 6,687,738: Establishing an internet telephone call using e-mail;

●	U.S. Patent No. 6,009,469: Graphic user interface for internet telephony application;

●	U.S. Patent No. 6,226,678: Method and apparatus for dynamically defining data communication utilities;

●	U.S. Patent No. 6,178,453: Virtual circuit switching architecture;

●	U.S. Patent No. 7,149,208: Method and apparatus for providing caller identification based responses in a computer telephony environment.

These patents had finite lives, and the patents have begun to expire on September 25, 2015. The claims of U.S. Patent No. 6,108,704 and its continuations, continuations-in-part, and divisionals expired on September 25, 2015. One patent in the NetSpeak portfolio, U.S. Patent No. 6,178,453, will expire on April 4, 2017. Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, although we do not anticipate filing additional actions. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our patents may not be successful.  We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents.

Straight Path IP Group also owns the Droplet portfolio. The Droplet patent portfolio includes United States Patents Nos. 6,847,317; 7,844,122; 7,525,463; 8,279,098;7,436,329; 7,679,649, 8,947,271, 8,896,717, 8,849,964, 8,896,652 and a number of U.S. and foreign patent applications.

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

In 2012, Straight Path IP Group asserted a number of its key patents against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. Straight Path IP Group reached confidential settlement agreements with each of the three defendants, and in connection with such settlements, the Company received cash and one of the defendants transferred to the Company a number of patents and patent applications, the Droplet portfolio, and a non-sublicensable, non-exclusive right in source code for peer to peer calling applications.

In 2013, Straight Path IP Group asserted a number of key patents (i) in federal district court against Bandwidth.com, Inc. (“Bandwidth”), Telesphere Networks Ltd. (“Telesphere”), and Vocalocity, Inc. (“Vocalocity”), (ii) with the International Trade Commission (ITC) to institute an investigation against respondents AmTRAN Logistics, Inc., AmTRAN Technology Co., Ltd.(collectively “AmTRAN”), LG, Panasonic Corporation, Panasonic Corporation of North America (collectively “Panasonic”), Sharp Corporation, Sharp Electronics Corporation (collectively “Sharp”), Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc., Sony Ericsson Mobile Communications (USA) Inc. (collectively “Sony”), Toshiba, and Vizio, and (iii) in the federal district courts against the same respondents in the ITC action. Straight Path IP Group reached confidential settlement agreements with a number of the defendants and respondents, including Bandwidth, Telesphere, Vocalocity, AmTRAN, Panasonic, Sharp, and Sony. The ITC action has terminated and the district court action against LG, Vizio, and Toshiba has been consolidated and stayed. Hulu LLC (“Hulu”) intervened in the consolidated district court action. A declaratory judgment of non-infringement filed by Amazon.com, Inc., (“Amazon”) that may be consolidated with these other actions has also been stayed.

Subsequently in 2013, Straight Path IP Group asserted its key patents against Blackberry Ltd., Blackberry Corp. (collectively “BlackBerry”), Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc., Huawei Devices USA, Inc., Samsung., ZTE Corporation, and ZTE USA, Inc. (collectively ZTE”). Straight Path IP Group reached confidential settlement agreements with Blackberry, Huawei, and ZTE. The action against Samsung has been stayed.

In November 2013, Straight Path IP Group asserted its key patents against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC (collectively “Vonage”). Straight Path IP Group reached a confidential settlement agreement with Vonage.

In 2014, Straight Path IP Group asserted its key patents against Netflix, Inc. (“Netflix”). Straight Path IP Group reached a confidential settlement agreement with Netflix.

In September 2014, Straight Path IP Group asserted its key patents against each of Apple, Inc. (“Apple”), Avaya, Cisco, and Verizon.  These matters have been dismissed without prejudice.

During fiscal 2014, in connection with the legal proceedings discussed above, Straight Path IP Group entered into confidential settlement and patent license agreements with Bandwidth, Sharp, Sony, AmTRAN, Telesphere, Panasonic, and Vocalocity.  We also entered into a confidential patent license with Google.  The aggregate amount of fees in these agreements is $15,825,000.

In addition, during fiscal 2015, we entered into five confidential settlement and/or patent license agreements with BlackBerry, Netflix, Vonage, Huawei and ZTE.  The aggregate fees collected for the 12 agreements settled since our Spin-Off is $18,338,000.

On October 9, 2014, the PTAB issued an administrative decision stating that claims 1-7 and 32-42 of our ’704 Patent are unpatentable.  This decision could have a materially adverse impact on our enforcement efforts.  While most of the claims found to be unpatentable were not asserted in our enforcement actions discussed above, we intend to vigorously defend all the claims of the ’704 Patent and appealed the ruling. In the interim, during the appeal process, a number of pending actions have been stayed or dismissed without prejudice. The remaining actions, however, are in earlier stages.  The Company believes that if the Circuit Court of Appeals for the Federal Circuit (“CAFC”) ultimately overturns the PTAB’s decision and asserts proper construction of our patents, then the Company will benefit as such a decision will be binding on the Federal District courts where all of our current actions are pending or stayed.

On September 9, 2015, oral argument was heard before the CAFC. Straight Path requested that the court reverse the decision of the PTAB or remand. A decision is expected within several months. The decision of the CAFC will likely have an impact on the outstanding IPRs, as they rely in great measure on the same prior art references at issue in our appeal.

On March 6, 2015, the PTAB instituted IPRs of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121, as requested by Samsung. On June 15, 2015, Cisco and Avaya joined this instituted IPR.

On May 15, 2015, the PTAB instituted IPRs of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121 requested by LG, Toshiba, Vizio and Hulu. On June 15, 2015, Cisco and Avaya filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon Services Corp. and Verizon Business Network Services Inc. (collectively “Verizon”) filed related petitions on the ’704 and ’121 patents and requested to join the instituted IPRs. The PTAB has not yet ruled on these pending motions for joinder.

On September 28, 2015, Cisco, Avaya and filed a petition for an IPR petition with the PTAB for all claims of U.S. Patent No. 6,701,365. Straight Path IP Group’s Preliminary Response is due in January 2016. This petition has not been granted at this time.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

As of October 14, 2015, the Company has seven employees.

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

Our Spectrum holdings are among the Company’s core assets.  A substantial market for our Spectrum licenses may never develop and the prospects for that market may be adversely affected by:

●	the anticipated demand for fixed services may not materialize;

●	the fixed services market may be dominated by unlicensed band wireless backhaul options;

●	the fixed services market may be dominated by fiber solutions not requiring any wireless spectrum, the technology we've invested in may not be completed or permitted for use by the FCC. The market for the technology we've invested in may decrease or not materialize;

●	the macro network may not use 28/39 GHz spectrum or very little of it;

●	new wireless technologies that provide enough capability in existing microwave bands, available at low cost from the FCC, may be sufficient for wireless backhaul and other fixed wireless needs of the small cell or macro backhaul network;

●	front haul solutions including CPRI or remote radio head backhaul may not use 28/39 GHz spectrum instead preferring fiber, microwave channels or unlicensed band spectrum;

●	networks may require non line-of-sight spectrum;

●	FCC regulatory impact;

●	new spectrum allocation by the FCC, thereby increasing more channels to be used by our competitors;

●	lack of available equipment for our band from manufacturers;

●	cost of site acquisition;

●	small cell networks may not be developed;

●	5G networks may not be developed; and

●	5G networks may not utilize 28/39 GHz spectrum.

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

In order to pursue business opportunities, we will need to forge market alliances with hardware developers and system integrators, as well as maintain the integrity of our Spectrum. Our ability to do any of these successfully could be affected by one or more of the following factors:

●	our ability to effectively manage our third party relationships;

●	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

●	equipment failure (not provided by us) or interruption of service, which could adversely affect our reputation and our relations with our customers;

●	our ability to respond to regulatory or policy changes and/or requirements in our industry;

●	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

●	our ability to raise substantial additional capital to fund our growth.

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

Our revenues depend on the lease of fixed services to wireless service providers.

We plan to derive a substantial majority of our revenues from the lease of fixed services to wireless service providers. Any competitor’s substitute service with similar performance and coverage characteristics and a lower cost structure could create downward price pressure and adversely affect our sales efforts. In addition, competing technologies could be developed that would make our services obsolete. Accordingly, any changes that could decrease demand for our services, whether due to pricing pressure, technological changes, or otherwise, could materially and adversely affect our business and results of operations.

The FCC may cancel or revoke our licenses for past or future violations of the FCC’s rules or fail to expand the use of our licenses for access to mobile devices, which could limit our operations and growth.

Our wireless operations and wireless licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and state, and local authorities.  In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under some circumstances, our licenses may be canceled or conditioned. We also may be fined for violation of the FCC’s rules, and in extreme cases, our licenses may be revoked. Further, the FCC may not allow our Spectrum to be used as “access spectrum” for communication with mobile devices.

Our FCC licenses are subject to renewal and substantial service requirements.  If any licenses are not renewed upon expiration, that could limit the expansion of our business and our ability to lease spectrum and market services provided over our licenses, and could harm our operating results.

Our Spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. The renewal date for our New York City LMDS license is in February 2016, renewal dates for our 132 other LMDS licenses are in 2018, and the renewal dates for our 39 GHz EA licenses are in 2020.  A “substantial service” requirement applies to each of these licenses.  The FCC’s “substantial service” requirement for both LMDS and 39 GHz licensees is intended to provide licensees with flexibility in constructing their licenses. The “safe harbor” guidelines provide licensees with a degree of certainty as to how to comply with the requirement, but they are not the only way to demonstrate substantial service. Generally, if a licensee can demonstrate that it has made meaningful use of the licensed frequencies, it should be able to make the requisite showing, although there is evolving precedent in this area. Furthermore, the FCC has taken a flexible approach to non-broadcast license renewal, an approach that has evolved over the past several years, including, for example, the potential for substantial service to be demonstrated by niche, specialized or technologically sophisticated services. We have filed substantial service showings for each of these licenses on or before the final construction deadline.  If the FCC finds that a licensee has failed to meet the substantial service requirement for any license that authorization is subject to termination. The FCC may demand increased service demonstrations if and when it adopts rules to govern flexible services, including mobile broadband, in our millimeter wave frequencies.

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

Prior to adopting service rules for the 39 GHz spectrum distributed by auction, the FCC permitted licensees to define their own service areas. Applicants for licenses provided the latitude and longitude points for the boundaries of their desired service area, thereby creating service areas generally rectangular in shape – rectangular service areas, or RSAs.  Auction license winners like us are required to protect, and not cause harmful interference to, RSA licensees.  There are RSA licenses within some of our 39 GHz licenses which will deprive us of the full use of our Spectrum in those affected areas.

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

As of October 14, 2015, we had seven employees who work directly for us. We have historically relied on third parties for services and support.  Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to identify customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services. This could result in customer dissatisfaction and loss. Additionally, our competitors, many of whom have significantly more personnel and greater resources, may be better able to seek and respond to opportunities than we can.

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

Additional Risks Related to our FCC Licenses

Our reliance upon spectrum licensed by the FCC includes additional risks.

Our use of FCC-licensed Spectrum imposes additional risks on our business, including:

●	increases in spectrum acquisition costs;

●	adverse changes to regulations governing spectrum/licensee rights;

●	the risk that spectrum will not be commercially usable or free of harmful interference from licensed or unlicensed operators in our or adjacent bands;

●	the risk that the government or other license holders introduce an oversupply of substantially similar spectrum into the market;

●	the risk that competitors, customers or other users may over utilize line-of-sight licensed spectrum and thus alter the FCC availability or allocation of such wireless spectrum in markets or geographic areas where we require it;

●	change in the FCC rules regarding the licensing or use of wireless spectrum; and

●	invalidation of any authorization to use all or a significant portion of the spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

Risks Related to Straight Path IP Group

We may fail to enforce our intellectual property rights.

Straight Path IP Group’s patent portfolio is among the Company’s core assets. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. In addition, the Company’s existing patents had finite lives, and the patents have begun to expire on September 25, 2015. Although Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, we do not anticipate filing additional actions. There is no guarantee that they will be adequately exploited or commercialized.

The USPTO may grant a re-examination of our patents.

In 2010 and 2011, certain patents in Straight Path IP Group’s portfolio successfully emerged from re-examination proceedings at the United States Patent and Trademark Office (“USPTO”).  Nevertheless, our patents may be subject to further requests to the USPTO to reexamine our patents.  Although we believe that our patents are valid, they may be deemed invalid during a re-examination.  Moreover, any litigation filed after the grant of a re-examination may be subject to an order to stay the litigation while the re-examination proceeds.  Therefore, while a re-examination is pending, we may be unable to enforce our patents. Similarly, if claims are invalidated through IPR (or re-exam or a different litigation) active cases may be stayed during appeal, and the court may dismiss the case based on a finding of invalidity in another forum.

The USPTO may grant an IPR.

The America Inventors Act (“AIA”) created a new procedure for challenging an issued patent at the Patent Trial and Appeal Board (“PTAB”) of the USPTO: the IPR. A petitioner challenging a patent must allege “that there is a reasonable likelihood that the petitioner would prevail with respect to at least 1 of the claims challenged in the petition.” 35 U.S.C. § 314(a). As discussed in the Legal Proceedings section below, various parties, including some of the defendants in actions we brought to enforce our patent rights, filed petitions for IPRs at the PTAB for certain claims of our patents.

On October 9, 2014, in response to an IPR, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable.

We disagreed with this decision and appealed this decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”) (“Sipnet Appeal”).

The decision of the PTAB has had a materially adverse impact on our enforcement efforts to date. During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against any defendants. While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ’704 Patent. The PTAB’s decision could lead to challenges to other claims of our patents, particularly if the decision withstands appeal.

The decision of the CAFC will likely have an impact on the outstanding IPRs, as they rely in great measure on the same prior art references at issue in our appeal.

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

Straight Path IP Group is spending a significant amount of resources to enforce our rights. If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on September 16, 2012. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. As well, the AIA introduced new post grant proceedings, namely IPRs, to allow a third party to challenge the validity of patent claims. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of our patented technologies, and this could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice (the “DOJ”) has conducted reviews to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

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

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. On February 26, 2015, the arbitrator concluded that the Former SPIP CEO is not entitled to any further compensation and does not have any entitlement to equity interests in Straight Path IP Group. On May 27, 2015, the Former SPIP CEO filed a petition in the Supreme Court of the State of New York, County of New York to vacate the arbitration award and requesting damages for $3.5 million. The petition was removed to the United States District Court, Southern District of New York.  The Petitioner amended the petition to vacate in September 2015.  We opposed the amended petition to vacate in October 2015 and are awaiting the court’s decision.

Under the terms of the Separation Agreement between the Company and IDT related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIPG CEO.

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

Howard Jonas placed all of the SPCI Class A Common Stock and Class B Common Stock distributed in the Spin-Off that would be beneficially owned by him in trust with an independent trustee, the Alliance Trust Company LLC (the “Trustee”). Howard Jonas retained the economic benefit of the shares placed in the trust, but does not have voting or dispositive power or control with respect to such shares. As of October 10, 2015, the Trustee has voting power or control over 2,190,152 shares of our common stock (which includes 787,163 shares of our Class A common stock and 1,402,989 shares of our Class B common stock) and representing approximately 72% of the combined voting power of our outstanding common stock. Mr. Jonas’ consent is needed with respect to certain significant corporate matters requiring approval by our stockholders, including the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management will be limited.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia, 23059 and we are currently operating under a lease agreement ending on May 31, 2017 at an annual rent of approximately $7,200.   The Company also leases a satellite office in Englewood Cliffs, New Jersey under a lease that expires on April 30, 2018 at an annual rental of $37,200.

Item 3. Legal Proceedings.

Sipnet Appeal

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an IPR at the PTAB for certain claims of U.S. Patent 6,108,704 (the “’704 Patent”). On October 9, 2014, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ’704 Patent are unpatentable. We disagree with this finding, and appealed the decision to the United States Court of Appeals for the Federal Circuit (“CAFC”) (“Sipnet Appeal”). On September 9, 2015, the CAFC held oral argument, and we expect a decision in within several months.

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

Additional IPRs

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statement in each of these proceedings on December 9, 2014. On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions, citing certain findings in the Sipnet decision. On June 8, 2015, Straight Path IP Group filed its Patent Owner’s Response to the institution. On June 15, 2015, Cisco and Avaya joined this instituted IPR.

On October 31, 2014, LG, Toshiba, Vizio and Hulu filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statements for U.S. Patent No. 6,131,121 on February 18, 2015 and U.S. Patent Nos. 6,108,704 and 6,009,469 on February 20, 2015. On May 15, 2015, the PTAB instituted the requested IPR of these claims based on these petitions, citing certain findings in the Sipnet decision. On June 15, 2015, Cisco and Avaya filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon filed related petitions on the ’704 and ’121 patents and requested to join the instituted IPRs. The PTAB has not yet ruled on these pending motions for joinder.

On September 28, 2015, Cisco Avaya and Verizon filed a petition for an IPR petition with the PTAB for all claims of U.S. Patent No. 6,701,365. Straight Path IP Group’s Preliminary Response is due in January 2016. This petition has not been granted at this time.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba and Vizio, alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio have been consolidated (“consolidated action”). In October 2014, Hulu intervened in the action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action seeking declaratory relief of non-infringement of Straight Path IP Group’s U.S. Patent Nos. 6,009,469, 6,108,704, and 6,131,121 in the U.S. District Court for the Northern District of California based in part on the allegations related to the actions in Virginia (“Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to Virginia. On May 28, 2015, the California court transferred the matter to Virginia, where we expect that it will be consolidated and stayed with the other actions. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and the completion of the Sipnet Appeal. On November 4, 2014, the court granted the parties’ request and also held the briefing in the Amazon intervention in abeyance. The Amazon action has been stayed but not yet consolidated with the other matters pending in Virginia.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121) and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and the IPR petitions filed by Samsung.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant’s Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice.

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

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. The arbitration was held in November 2014. On February 26, 2015, the Arbitrator issued his Final Award. The Arbitrator concluded that the Former SPIP CEO is not entitled to any further compensation and does not have any entitlement to equity interests in Straight Path IP Group. On May 27, 2015, the Former SPIP CEO filed a petition in the Supreme Court of the State of New York, County of New York to vacate the arbitration award and requesting damages for $3.5 million. The petition was removed to the United States District Court, Southern District of New York.  The Petitioner amended the petition to vacate in September 2015.  We opposed the amended petition to vacate in October 2015 and are awaiting the court’s decision.

Under the terms of the Separation Agreement between the Company and IDT related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIPG CEO.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class B common stock is quoted on the NYSE MKT and trades under the symbol “STRP.”  Trading commenced on the NYSE MKT on August 1, 2013.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the NYSE MKT for fiscal 2015 and 2014. On July 31, 2013, IDT completed the Straight Path Spin-Off, in which each of IDT’s stockholders received one share of Straight Path Class A common stock for every two shares of IDT Class A common stock and one share of Straight Path Class B common stock for every two shares of IDT Class B common stock held of record as of the close of business on July 25, 2013.

	High	Low
Fiscal year ended July 31, 2014
First Quarter	$6.40	$4.47
Second Quarter	$9.30	$5.31
Third Quarter	$8.54	$5.94
Fourth quarter	$10.69	$6.78

Fiscal year ended July 31, 2015
First Quarter	$22.00	$8.67
Second Quarter	$23.99	$15.24
Third Quarter	$22.36	$17.84
Fourth Quarter	$33.89	$18.60

On October 9, 2015, there was 1 holder of record of our Class A common stock and 158 holders of record of our Class B common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 13, 2015, the last sales price reported on the NYSE MKT for our Class B common stock was $39.36 per share.

We were formed in April 2013 and have never paid cash dividends.

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders in respect of operations during Fiscal 2014 and Fiscal 2015. Such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but eliminates in consolidation.

The Company does not anticipate paying any additional dividends on its common stock until it achieves sustainable profitability (after satisfying all of its operational needs, including payments to the Former SPSI CEO) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of the Company’s Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2016, which we will file with the SEC within 120 days after July 31, 2015, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s 500 Index for the period beginning August 1, 2013 and ending July 31, 2015. The graph and table assume that $100 was invested on August 1, 2013 (the first day of trading for the Class B common stock) with the cumulative total return of the Standard & Poor’s 500 Index and Telecommunication Services Index. Cumulative total stockholder returns for our Class B common stock, Standard & Poor’s 500 Index and Telecommunication Services Index are based on our fiscal year.

	7/24/13	7/31/13	7/31/14	7/31/15

Straight Path Communications Inc	100.00	108.47	167.29	399.49
S&P 500	100.00	105.09	122.89	136.66
S&P Telecommunication Services	100.00	100.20	109.00	107.11

Issuer Purchases of Equity Securities

There were no purchases by us of our shares during the fourth quarter of fiscal 2015.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the combined and consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

The Company was formerly a subsidiary of IDT. On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company.

	Year Ended
	July 31.
	2015	2014
	(in thousands, except per share data)
Revenues	$13,240	$4,796
Direct cost of revenues	6,043	2,487
Selling, general and administrative	6,931	3,001
Other income	372	408
Income (loss) before income taxes	638	(284)
Provision for (income taxes) income tax benefits	(2,714)	2,353
Net (loss) income	(2,076)	2,069
Net loss (income) attributable to noncontrolling interests	111	(32)
Net (loss) income attributable to Straight Path Communications Inc. (SPCI)	(1,965)	2,037
Total assets	20,238	30,439
Cash dividends declared	—	—
Net (loss) income per share attributable to SPCI stockholders - basic	(0.17)	0.19
Net (loss) income per share attributable to SPCI stockholders- diluted	$(0.17)	$0.18
Weighted average of common shares outstanding - basic	11,457	10,667
Weighted average of common shares outstanding - diluted	11,457	11,267

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

OVERVIEW

Straight Path Communications Inc. is a communications asset company. We own via intermediate wholly-owned entities 100% of Straight Path Spectrum, and 84.5% of Straight Path IP Group. Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless Spectrum, and Straight Path IP Group holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property.  We were formerly a subsidiary of IDT. On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company. The Company acquired the URL www.straightpath.com in April 2015 from its previous holder for approximately $15,000 in order to support simpler market communications and better SEO.

Recent FCC Activity

Our Spectrum holdings are comprised of area wide licenses in the 39 GHz and 28 GHz frequency bands from the FCC. The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

On October 17, 2014, the FCC released a NOI to examine the potential for the provision of mobile radio services in bands above 24 GHz, and identified 39 GHz and 28 GHz as two potential candidates.

Comments from much of the wireless telecommunications industry, including many leading participants were generally positive, with many commenters urging the commission to move toward authorization of mobile services as rapidly as possible.

The primary dissent came from satellite operators and those representing interests of the satellite industry.

The FCC has not taken any action nor intimated its intended course at the time of this filing.   The typical next step would be for the FCC to publish a NPRM.

Recent Activity Related to Straight Path IP Group

The PTAB issued an administrative decision on October 9, 2014, stating that claims 1-7 and 32-42 of our ’704 Patent are unpatentable.  This decision could have a materially adverse impact on our enforcement efforts.  While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all the claims of the ’704 Patent and appeal the ruling. The PTAB’s decision could lead to challenges to other claims under other of our patents, especially if the decision withstands appeal.  In the interim, during the appeal process, a number of pending actions have been stayed or dismissed without prejudice. The remaining actions, however, are in earlier stages.  The Company believes that if the CAFC ultimately overturns the PTAB’s decision and asserts proper construction of our patents, then the Company will benefit as such a decision will be binding on the federal district courts where all of our current actions are pending or stayed.

On March 6, 2015, the PTAB granted requests made by Samsung and instituted IPRs of several of the Company’s patents. On June 15, 2015, Cisco and Avaya joined the Samsung IPRs.

On May 15, 2015, the PTAB granted requests made by LG, Toshiba, Vizio and Hulu and instituted IPRs of several of the Company’s patents. On June 15, 2015, Cisco and Avaya filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon filed related petitions on the ’704 and ’121 patents and requested to join the instituted IPRs. The PTAB has not yet ruled on these pending motions for joinder.

On September 9, 2015, oral argument was heard before the CAFC. Straight Path requested that the court reverse the decision of the PTAB or remand. A decision is expected within several months.

On September 28, 2015 Cisco, Avaya, and Verizon filed a petition for IPR of our ‘365 patent.

Concentration of Customers

In fiscal 2015 and fiscal 2014, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31
(in thousands)	2015	2014	2013
Customer 1	$165	$165	$165
Customer 2	87	114	134
Customer 3	70	53	-

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

Revenue Recognition

Straight Path Spectrum lease revenues are recognized on a straight-line basis over the contractual lease period, which generally range from one to three years. Revenues from sale of rights in FCC licenses are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Revenues from sale of rights in FCC licenses less applicable costs of the sale are classified as “Gain on sale of rights in wireless spectrum” in the accompanying Combined and Consolidated Statements of Operations.

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

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09") was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03") as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, "Elements of Financial Statements," which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

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

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an extended transition period to comply with new or revised accounting standards applicable to public companies; and

●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

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

RESULTS OF OPERATIONS

Year Ended July 31, 2015 (“Fiscal 2015”) Compared to Year Ended July 31, 2014 (“Fiscal 2014”)

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Year Ended
	July 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$13,240	$4,796	$8,444
Direct cost of revenues	6,043	2,487	3,556
Selling, general and administrative	6,931	3,001	3,930
Income (loss) from operations	266	(692)	958
Interest and other income	372	22	350
Income from IDT Corporation payment of liabilities	-	386	(386)
Income (loss) before income taxes	638	(284)	922
Provision for (income taxes) income tax benefits	(2,714)	2,353	(5,067)
Net income	(2,076)	2,069	(4,145)
Net loss (income) attributable to noncontrolling interests	111	(32)	143
Net (loss) income attributable to Straight Path Communications Inc.	$(1,965)	$2,037	$(4,002)

Revenues. Revenues generated by Straight Path Spectrum were $426,000 and $424,000 in Fiscal 2015 and Fiscal 2014, respectively. In the first two quarters of Fiscal 2015, there was a loss of revenue from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015, Spectrum lease revenue began to increase due to revenue from the lease of Spectrum to new customers (wireless network operators).

Revenues generated by Straight Path IP Group were $12.8 million and $4.4 million in Fiscal 2015 and Fiscal 2014, respectively. Straight Path IP Group current revenues all relate to prior settlements and receipts, being recognized over the life of the patents. No new settlement revenue has been generated since October 2014.

Direct cost of revenues. Direct cost of revenues increased in Fiscal 2015 compared to Fiscal 2014 primarily due to the increase in the direct cost of revenues of Straight Path IP Group. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, increased generally proportionally to the increase in settlement revenues, and are recognized over the same time period as corresponding revenues.

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

Stock-based compensation expense included in consolidated selling, general and administrative expense was $3.34 million and $758,000 in Fiscal 2015 and Fiscal 2014, respectively. At July 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1.81 million is expected to be recognized in the year ending July 31, 2016, $985,000 in the year ending July 31, 2017, $400,000 in the year ending July 31, 2018 and $64,000 in the year ending July 31, 2019.

Interest and other income.  Interest and other income in fiscal 2015 included interest income of $37,000, gain on the sale of a patent of $35,000, the reversal of prior period accruals of $143,000 and the reduction in commissions owed totaling $130,000 from the settlement with the former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”). Interest and other income in fiscal 2014 consisted solely of interest income.

Income from IDT Corporation payments of liabilities.  In connection with the Spin-Off, we and IDT entered into a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. In Fiscal 2015, no amounts were paid by IDT pursuant to this obligation. In Fiscal 2014, IDT paid $386,000 pursuant to this obligation.

Income taxes. The provision for income taxes for fiscal 2015 consists primarily of the tax effects of the increase in the valuation allowance against deferred income tax assets of Straight Path IP Group. The provision for income tax benefits for fiscal 2014 represented primarily the deferred tax effects related to the net deferred revenue on the litigation settlements of Straight Path IP Group. See Note 3 of the combined and consolidated financial statements.

Net income attributable to noncontrolling interests. The change in net income attributable to noncontrolling interests was due to Straight Path IP being more profitable in Fiscal 2015 as compared to Fiscal 2014.

Straight Path Spectrum Segment

	Year Ended
	July 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$426	$424	$2
Direct cost of revenues	-	29	(29)
Selling, general and administrative	2,067	891	1,176
Loss from operations	$(1,641)	$(496)	$(1,145)

Revenues. Revenues generated by Straight Path Spectrum were $426,000 and $424,000 in Fiscal 2015 and Fiscal 2014, respectively. In the first two quarters of Fiscal 2015, there was a loss of revenue from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015, Spectrum lease revenue began to increase due to revenue from the lease of Spectrum to new customers (wireless network operators).

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

Straight Path IP Group Segment

	Year Ended
	July 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$12,814	$4,372	$8,442
Direct cost of revenues	6,043	2,458	3,585
Selling, general and administrative	4,864	2,110	2,754
Income (loss) from operations	$1,907	$(196)	$2,103

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In Fiscal 2015, we collected settlement and licensing payments totaling $2.5 million. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $12.8 million and $4.4 million in Fiscal 2015 and Fiscal 2014, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of July 31, 2015, all of which has been collected. Most of these settlement agreements include license fees for the duration of the license term, and have been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term is through the expiration of the licensed patents.

The decision of the PTAB in the Sipnet IPR has had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the Sipnet Appeal and outstanding inter parties reviews, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, or Verizon.  We are unlikely to derive any additional revenue from our enforcement efforts until the Sipnet Appeal and outstanding IPRs are brought to a close.

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

Year Ended July 31, 2014 (“Fiscal 2014”) Compared to Year Ended July 31, 2013 (“Fiscal 2013”)

Combined and Consolidated

	Year Ended
	July 31,		Change
	2014	2013	$
	(in thousands)
Revenues	$4,796	$1,130	$3,666
Direct cost of revenues	2,487	630	1,857
Selling, general and administrative	3,001	3,115	(114)
Gain on sale of rights in wireless spectrum	—	150	(150)
Loss on settlement of Straight Path Spectrum legal proceedings	—	(1,150)	1,150
Income (loss) from operations	(692)	(3,615)	2,923
Interest and other income	22	11	11
Income from IDT Corporation payment of liabilities	386	-	386
Loss before income taxes	(284)	(3,604)	3,320
Provision for income tax benefits (income taxes)	2,353	(8)	2,361
Net income (loss)	2,069	(3,612)	5,681
Net (income) loss attributable to noncontrolling interests	(32)	399	(431)
Net income (loss) attributable to Straight Path Communications Inc.	$2,037	$(3,213)	$5,250

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

Stock-based compensation expense included in consolidated SG&A expense was $758,000 in fiscal 2014 and $675,000 in fiscal 2013. At July 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.043 million. The unrecognized compensation cost was expected to be recognized over the remaining vesting period, of which $522,000 was expected to be recognized in fiscal 2015 and $521,000 in fiscal 2016.

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

Straight Path Spectrum Segment

	Year Ended
	July 31,		Change
	2014	2013	$
	(in thousands)
Revenues	$424	$525	$(101)
Direct cost of revenues	29	53	24
Selling, general and administrative	890	1,363	(473)
Gain on sale of rights in wireless spectrum	—	150	(150)
Loss on settlement of Straight Path Spectrum legal proceedings	—	(1,150)	1,150
Loss from operations	$(495)	$(1,891)	$1,396

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

Straight Path IP Group Segment

	Year Ended
	July 31,		Change
	2014	2013	$
	(in thousands)
Revenues	$4,372	$605	$3,767
Direct cost of revenues	2,458	577	1,881
Selling, general and administrative	2,110	1,752	359
Loss from operations	$(197)	$(1,724)	$1,527

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

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through funding from IDT, including the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at July 31, 2015 will be sufficient to meet our anticipated cash requirements during the twelve months ending July 31, 2016.

As of July 31, 2015, we had cash of $18.6 million and working capital (current assets less current liabilities) of $18.9 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For the year ended July 31, 2015, no payments were made by IDT pursuant to this obligation.

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $8,000 was incurred to the Former SPSI CEO for this obligation for fiscal 2015 and approximately $35,000 for fiscal 2014.

Year Ended July 31, 2015 (“Fiscal 2015”) Compared to Year Ended July 31, 2014 (“Fiscal 2014”)

	Year Ended July 31,
	2015	2014
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(1,890)	$6,215
Investing activities	20	-
Financing activities	(742)	17
(Decrease) increase in cash and cash equivalents	$(2,612)	$6,232

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable and timing of settlements of lawsuits brought by Straight Path IP Group.

Investing Activities

Cash provided by investing activities totaled $20,000 in Fiscal 2015. The Company sold a patent and received proceeds of $35,000. Separately, the Company purchased an internet domain name for $15,000.

Financing Activities

Cash used in financing activities totaled $742,000 in Fiscal 2015. In April 2015, Straight Path IP Group paid a dividend totaling approximately $875,000 to its minority stockholders in respect of operations during fiscal years 2014 and 2015. This was offset by approximately $68,000 received by the Company upon the exercise of stock options and $65,000 received from the sale of treasury stock.

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

Year Ended July 31, 2014 (“Fiscal 2014”) Compared to Year Ended July 31, 2013 (“Fiscal 2013”)

	Year Ended July 31,
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

Contractual Obligations and Other Commercial Commitments

The Company currently leases its corporate headquarters in Glen Allen, Virginia under a lease that expires on May 31, 2017. The annual rent is approximately $7,200.

The Company currently leases its satellite office in Englewood Cliffs, New Jersey under a lease that expires on April 30, 2018. The annual rent is $37,200.

The following table sets forth the Company's future contractual obligations as of July 31, 2015.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating leases	$122,650	$45,527	$77,123	$-	$-

In addition, the Company currently leases space on a roof for some of its telecom equipment as part of its Spectrum operations. The monthly rental is $600 and continues on a month-to-month basis until terminated by either party with 30 days' notice.

Off-Balance Sheet Arrangements

As of July 31, 2015, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

The Company is not exposed to economic risk from foreign exchange rates, interest rates, credit risk, equity prices or commodity prices for the following reasons:

1.    All of the Company's transactions are in US dollars.

2.    The Company has no outstanding debt payable.

3.    The Company does not own any marketable securities.

4.    The Company does not purchase any commodities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Davidi Jonas - Chairman of the Board, Chief Executive Officer and President

Jonathan Rand - Chief Financial Officer

Zhouyue (Jerry) Pi - Chief Technology Officer

Management Directors

Davidi Jonas

Independent Directors

K. Chris Todd - Partner at the law firm of Kellog, Huber, Hansen, Todd, Evans & Figel, P.L.L.C.

William F. Weld - Partner at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (Mintz Levin) and a principal of ML Strategies, LLC, a consulting affiliate of Mintz Levin.

Fred S. Zeidman - Chairman of the Board of Petroflow Energy Corporation and Chairman of the Board of Petro River Oil Corporation.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2015, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our website (www.straightpath.com/investors) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the SEC. We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer. A copy of the code of business conduct and ethics is available on our website.

Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2015, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2015, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2015, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2015, and which is incorporated by reference herein.

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

Date: October 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Davidi Jonas	Chief Executive Officer,	October 14, 2015
Davidi Jonas	President and Director (Principal Executive Officer)

/s/ Jonathan Rand	Chief Financial Officer	October 14, 2015
Jonathan Rand	(Principal Financial Officer and Principal Accounting Officer)

/s/ K. Chris Todd	Director	October 14, 2015
K. Chris Todd

/s/ William F. Weld	Director	October 14, 2015
William F. Weld

/s/ Fred S. Zeidman	Director	October 14, 2015
Fred S. Zeidman

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

STRAIGHT PATH COMMUNICATIONS INC.

Report of Independent Registered Public Accounting Firm	F-2

Combined and Consolidated Balance Sheets as of July 31, 2015 and 2014	F-3

Combined and Consolidated Statements of Operations for the Years Ended July 31, 2015, 2014 and 2013	F-4

Combined and Consolidated Statements of Equity for the Years Ended July 31, 2015, 2014 and 2013	F-5

Combined and Consolidated Statements of Cash Flows for the Years Ended July 31, 2015, 2014 and 2013	F-6

Notes to Combined and Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Straight Path Communications Inc.

We have audited the accompanying combined and consolidated balance sheets of Straight Path Communications Inc. as of July 31, 2015 and 2014, and the related combined and consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended July 31, 2015. Straight Path Communication Inc.’s management is responsible for these combined and consolidated financial statements. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined and consolidated financial statements are free of material misstatement. Straight Path Communication Inc.’s is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Straight Path Communication Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined and consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Straight Path Communication Inc.’s internal control over financial reporting as of July 31, 2015 included in the accompanying Straight Path Communication Inc.’s Report and, accordingly, we do not express an opinion thereon.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Straight Path Communications Inc. as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC
Southfield, Michigan

October 14, 2015

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2015	July 31, 2014

Assets
Current assets:
Cash and cash equivalents	$18,620	$21,232
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	82	61
Prepaid expenses - related to settlements and licensing	783	4,999
Deferred tax assets	-	2,392
Other current assets	273	92
Total current assets	19,758	28,776
Prepaid expenses - related to settlements and licensing - long-term portion	-	761
Intangible assets	365	350
Deferred tax assets	-	417
Other assets	115	135
Total assets	$20,238	$30,439

Liabilities and Equity
Current liabilities:
Trade accounts payable	$238	$-
Accrued expenses	828	1,334
Due to IDT Corporation	-	6
Deferred revenue	1,646	10,254
Income taxes payable	225	470
Total current liabilities	2,937	12,064
Deferred revenue - long-term portion	105	1,676
Total liabilities	3,042	13,740
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders' equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,308 and 11,013 shares issued, 11,266 and 11,013 shares outstanding as of July 31, 2015 and July 31, 2014	113	110
Common stock to be issued; 60,000 and 0 shares	1,495	-
Additional paid-in capital	17,316	14,886
Retained earnings	72	2,037
Treasury stock, 42 shares at cost	(480)	-
Total Straight Path Communications Inc. stockholders' equity	18,524	17,041
Noncontrolling interests	(1,328)	(342)
Total equity	17,196	16,699
Total liabilities and equity	$20,238	$30,439

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

  COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Year Ended July 31,
	2015	2014	2013

Revenues	$13,240	$4,796	$1,130

Costs and expenses:
Direct cost of revenues	6,043	2,487	630
Selling, general and administrative	6,931	3,001	3,115

Total costs and expenses	12,974	5,488	3,745

Income (loss) from operations before items listed below	266	(692)	(2,615)

Gain on settlement of rights in wireless spectrum	-	-	150
Loss on settlement of Straight Path Spectrum legal proceedings	-	-	(1,150)
Loss from operations	266	(692)	(3,615)

Other income:
Interest income	38	22	11
Other income	334	-	-
Income from IDT Corporation payments of liabilities	-	386	-

Total other income	372	408	11

Income (loss) before income taxes	638	(284)	(3,604)
Provision for (income taxes) income tax benefits	(2,714)	2,353	(8)

Net (loss) income	(2,076)	2,069	(3,612)
Net loss (income) attributable to noncontrolling interests	111	(32)	399

Net (loss) income attributable to Straight Path Communications Inc.	$(1,965)	$2,037	$(3,213)

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.17)	$0.19	$(0.31)

Diluted	$(0.17)	$0.18	$(0.31)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,457	10,667	10,504

Diluted	11,457	11,267	10,504

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

Years Ended July 31, 2015, 2014 and 2013

(In Thousands)

	Class A		Class B			Common Stock	Additional
	Common Stock		Common Stock		Group	To Be	Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Equity	Issued	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2012	-	$-	-	$-	$1,478	$-	$-	$-	$-	$(78)	$1,400

Stock-based compensation	-	-	-	-	572	-	-	-	-	103	675

Amount due to IDT Corporation contributed to equity	-	-	-	-	2,757	-	-	-	-	-	2,757

Capital contribution from IDT Corporation in connection with Spin-Off	-	-	-	-	12,635	-	-	-	-	-	12,635

Incorporation of Company and share distribution on Spin-Off	787	8	10,693	107	(14,229)	-	14,114	-	-	-	-

Net loss for the year ended July 31, 2013	-	-	-	-	(3,213)	-	-	-	-	(399)	(3,612)

Balance as of July 31, 2013	787	8	10,693	107	-	-	14,114	-	-	(374)	13,855

Common stock issued for compensation	-	-	311	3	-	-	743	-	-	-	746

Common stock issued for exercises of stock options	-	-	3	-	-	-	17	-	-	-	17

Common stock issued for deferred stock units	-	-	9	-	-	-	-	-	-	-	-

Retirement of common stock issued to former employees of IDT Corporation	-	-	(3)	-	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	-	12	-	-	-	12

Net income for the year ended July 31, 2014	-	-	-	-	-	-	-	2,037	-	32	2,069

Balance as of July 31, 2014	787	8	11,013	110	-	-	14,886	2,037	-	(342)	16,699

Common stock issued or to be issued for compensation	-	-	265	3	-	1,495	1,849	-		-	3,347

Common stock issued for exercises of stock options	-	-	12	-	-	-	68	-	-	-	68

Common stock issued for exercises of deferred stock units	-	-	20	-	-	-	-	-	-	-	-

Reversal of prior period related party payables	-	-	-	-	-	-	513	-	-	-	513

Common stock repurchased for withholding tax purposes	-	-	-	-	-	-	-	-	(545)	-	(545)

Sale of treasury stock	-	-	-	-	-	-	-	-	65	-	65

Forfeiture of unvested shares	-	-	(2)	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,965)	-	(111)	(2,076)

Dividends	-	-	-	-	-	-	-	-	-	(875)	(875)

Balance as of July 31, 2015	787	$8	11,308	$113	$-	$1,495	$17,316	$72	$(480)	$(1,328)	17,196

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended July 31,
	2015	2014	2013

Operating activities:
Net (loss) income	$(2,076)	$2,069	$(3,612)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Common stock issued or to be issued for compensation	3,347	746	-
Gain from sale of patent	(35)	-	-
Stock-based compensation	-	12	675
Deferred income taxes	2,809	(2,809)	-
Changes in assets and liabilities:
Trade accounts receivable, net	(21)	(1)	(23)
Prepaid expenses - related to settlements and licensing	4,977	(5,760)	-
Other current assets	(181)	(2)	(149)
Other assets	20	104	-
Trade accounts payable	238	(1)	-
Accrued expenses	(538)	(139)	305
Due to IDT Corporation	(6)	6	-
Deferred revenue	(10,179)	11,535	172
Income taxes payable	(245)	455	(5)
Net cash (used in) provided by operating activities	(1,890)	6,215	(2,637)

Investing activities:
Purchase of intangibles	(15)	-	(350)
Proceeds from sale of patent	35	-	-
Net cash provided by (used in) investing activities	20	-	(350)

Financing activities:
Sale of treasury stock	65	-	-
Common stock issued upon exercise of stock options	68	17	-
Dividends paid to stockholders of noncontrolling interests	(875)	-	-
Funding provided by IDT Corporation, net of repayments	-	-	15,389
Net cash (used in) provided by financing activities	(742)	17	15,389

Net (decrease) increase in cash and cash equivalents	(2,612)	6,232	12,402
Cash and cash equivalents at beginning of year	21,232	15,000	2,598
Cash and cash equivalents at end of year	$18,620	$21,232	$15,000

Supplemental schedule of noncash activities
Common stock repurchased for withholding tax purposes	$545	$-	$-
Reversal of prior period related party payables	$513	$-	$-

Supplemental cash flow information
Cash paid during the year for income taxes	$119	$-	$-

See accompanying notes to combined and consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Straight Path Communications Inc. (“Straight Path”), a Delaware corporation, was incorporated in April 2013. Straight Path’s businesses consist of an indirect 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and an indirect 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”). In these financial statements, “the Company” refers to Straight Path, Straight Path Spectrum and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

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

Straight Path IP Group

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

These patents are Straight Path IP Group’s core assets. The patents had finite lives and have begun to expire on September 25, 2015. One patent in the NetSpeak Portfolio, U.S. Patent No. 6,178,453 will expire on April 4, 2017. Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, although we do not anticipate filing additional actions. There is no guarantee that the patents will be adequately exploited or commercialized.

We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

Droplet Portfolio:

The Droplet patent portfolio includes United States Patents Nos. 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,436,329; 7,679,649, 8,947,271, 8,896,717, 8,849,964, 8,896,652 and a number of U.S. and foreign patent applications.

Basis of Accounting

The accompanying financial statements for periods prior to the July 31, 2013 Spin-Off were prepared on a combined basis because the operations were under common control.

The combined and consolidated financial statements include the assets, liabilities, results of operations and cash flows of the entities included in the Company post-Spin-Off. The assets and liabilities in the accompanying financial statements are recorded at historical cost. Direct expenses historically incurred by IDT on behalf of the entities are reflected in these financial statements. The most significant expenses were as follows:

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

Revenue Recognition

Straight Path Spectrum lease revenues are recognized on a straight-line basis over the contractual lease period, which generally range from one to five years. Revenues from sale of rights in FCC licenses are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Revenues from sale of rights in FCC licenses less applicable costs of the sale are classified as “Gain on sale of rights in wireless spectrum” in the accompanying Combined and Consolidated Statements of Operations.

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

Intangible Assets

Intangible assets consists primarily of the cost of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see Note 7). The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, the Company adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. The Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, the Company was required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

No impairment was recorded for the years ended July 31, 2015 and 2014.

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

	Years Ended
	July 31,
	2015	2014	2013
	(in thousands)

Basic weighted-average number of shares	11,457	10,667	10,504
Effect of dilutive securities:
Stock options	-	9	-
Non-vested restricted Class B common stock	-	591	-

Diluted weighted-average number of shares	11,457	11,267	10,504

The following shares were excluded from the diluted earnings (loss) per share computations because their inclusion would have been anti-dilutive:

	Years Ended
	July 31,
	2015	2014	2013
	(in thousands)

Stock options	4	-	-
Non-vested restricted Class B common stock	331	-	-

Shares excluded from the calculations of diluted earnings (loss) per share	335	-	-

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the year ended July 31, 2015, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive. At July 31, 2013, the Company did not have any dilutive securities.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$—	$—	$—	$—
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4	$—	$(4)	$—

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09") was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03") as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, "Elements of Financial Statements," which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2—Fair Value Measurements

At July 31, 2015 and 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At July 31, 2015 and 2014, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts payable, other current assets, trade accounts payable, accrued expenses and due to IDT Corporation approximated fair value because of the short period of time to maturity. The fair value estimates for cash and cash equivalents were classified as Level 1 and other current assets, accrued expenses and due to IDT Corporation were classified as Level 2 of the fair value hierarchy. The estimated fair value of the Company’s financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Note 3—Income Taxes

Because of the way it is structured, Straight Path and its subsidiaries file various types of income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for the years ended July 31, 2015 and 2014 as it incurred a taxable loss in both years. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both July 31, 2015 and 2014.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision of current taxes for Straight Path for the year ended July 31, 2015. In both fiscal 2015 and 2014, capital contributions were made to a wholly-owned limited liability company which allowed Straight Path to utilize certain suspended losses. The Company estimated that such suspended losses made available by the capital contributions would fully offset taxable income generated by Straight Path IP Group for the respective fiscal years. The remaining suspended losses can only be utilized by Straight Path if additional capital contributions are made. In addition, there is a 100% valuation allowance against the net deferred tax assets related to Straight Path Spectrum at July 31, 2015 (see discussion below).

The (provision for) benefit from income taxes consists of the following:

Year ended July 31
(in thousands)	2015	2014	2013
Current:
Federal	$—	$21	$560
State and local	(34)	6	113
	(34)	27	673
Deferred:
Federal	(2,211)	1,925	(560)
State and local	(469)	401	(121)
	(2,680)	2,326	(681)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(2,714)	$2,353	$(8)

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2015	2014
Deferred income tax assets:
Current:
Accrued expenses	$314	$333
Stock based compensation	(329)	51
Deferred revenue on litigation settlements	313	2,079
Valuation allowance	(298)	(71)
TOTAL CURRENT DEFERRED INCOME TAX ASSETS	$—	$2,392

Non-Current:
Deferred revenue on litigation settlements	$—	$313
Stock based compensation	—	104
Net operating loss carryforward	53,383	50,120
Valuation allowance	(53,383)	(50,120)
TOTAL NON-CURRENT DEFERRED INCOME TAX ASSETS	$—	$417

Because of its losses in the current and previous years, the Company concluded that it does not meet the criteria of more likely than not in order to utilize its deferred income tax assets in the foreseeable future for the Spectrum line of business.  Accordingly, the Company recorded a 100% valuation allowance against its deferred income tax assets.

Straight Path Ventures, LLC (f/k/a Winstar Holdings, LLC) (“Ventures”) is a wholly-owned affiliate treated as a partnership for Federal income tax purposes. Ventures has generated material losses that are “suspended” in accordance with section 704(d) of the Internal Revenue Code, and accordingly, are not available to the Company unless the Company causes all or part of the suspension to be reversed. As a consequence of the “suspension,” no deferred tax asset is reflected herein with respect of such net operating losses. If any part of such net operating losses does become available, it is recorded as a tax benefit in the period used.  In fiscal 2015, approximately $3.0 million of suspended losses became available to offset taxable income but the Company did not recognize a benefit due to taxable losses incurred. In fiscal 2014, approximately $3.0 million of suspended losses became available to offset taxable income and the Company realized a benefit of $1.1 million.

The differences between income taxes expected at the federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31
(in thousands)	2015	2014	2013
Federal income tax at statutory rate	$(262)	$99	$(1,445)
Permanent differences	1,048	—	—
Valuation allowance	(3,500)	2,250	1,445
State and local income tax, net of federal benefit	—	4	(8)
PROVISION FOR (INCOME TAXES) INCOME TAX BENEFITS	$(2,714)	$2,353	$(8)

At July 31, 2015, the Company had net operating loss carryforwards of approximately $134 million. These net operating losses are split $127 million from Straight Path Spectrum and $7 million from Straight Path IP Group (Straight Path).  These carryforward losses are available to offset future taxable income. The net operating loss carryforwards will start to expire in fiscal 2022, with fiscal 2015’s loss expiring in fiscal 2035.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

The change in the valuation allowance for deferred income taxes was as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$50,191	$3,500	$(10)	$53,681

2014
Reserves deducted from deferred income taxes, net:
Valuation allowance	$50,797	$—	$(606)	$50,191

2013
Reserves deducted from deferred income taxes, net:
Valuation allowance	$49,982	$815	$—	$50,797

The Company had no unrecognized income tax benefits at July 31, 2015 or 2014.

The Company was a member of IDT’s consolidated group, therefore its income or loss were included in IDT’s tax return and did not remain with the Company following the Spin-Off. IDT currently remains subject to examinations of its consolidated federal tax returns for fiscal years 2012 and fiscal 2013, and state and local tax returns generally for fiscal 2012 through fiscal 2013.  The Company’s various federal, state and local tax returns for fiscal 2015 and 2014 remain subject to examination.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 4— Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2015	2014
Accrued compensation	$174	$577
Accrued professional fees	641	566
Accrued taxes	-	124
Other	13	67
TOTAL ACCRUED EXPENSES	$828	$1,334

Note 5—Equity

Class A Common Stock and Class B Common Stock:

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

Class B common stock activity for fiscal 2014 was as follows:

1.	The Company issued 311,226 shares to officers, directors and consultants as compensation. See Note 6 for a further discussion
2.	The Company issued 9,000 shares for the conversion of deferred stock units.
3.	The Company issued 3,065 shares for the exercise of stock options and received proceeds of $17,000.
4.	The Company retired 3,550 shares issued to former employees of IDT.

Class B common stock activity for fiscal 2015 was as follows:

1.	The Company issued 264,500 shares to directors and officers as compensation. See Note 6 for a further discussion
2.	The Company issued 12,053 shares upon the exercise of stock options and received proceeds of $68,341.
3.	The Company issued 20,300 shares for the exercise of deferred stock units.
4.	2,200 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

Class B common stock activity subsequent to July 31, 2015 was as follows:

1.	On August 7, 2015, the Company issued 60,000 shares of its Class B common stock to Davidi Jonas ("Jonas"), the Company’s Chief Executive Officer and President, as compensation. See Note 6 for a further discussion.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Preferred Stock:

The Company’s Board of Directors has the authority to fix the price, rights, preferences, privileges and restrictions, including voting rights, of shares of the Company’s Preferred Stock without any further vote or action by the stockholders.

Dividends:

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders and such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but eliminates in consolidation

The Company does not anticipate paying any additional dividends on its common stock until it achieves sustainable profitability (after satisfying all of its operational needs, including payments to the Former SPSI CEO) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the SPSI business and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of the Company’s Board of Directors.

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

At July 31, 2015, there were 41,723 shares of treasury stock at a value of $480,392.

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

The following table summarizes all stock option activity during Fiscal 2015 and Fiscal 2014. There was no activity in Fiscal 2013.

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of August 1, 2012 and 2013	—	$—	—	$—
Granted	32,155	$5.67
Exercised	(3,065)	5.67
Cancelled/Forfeited	(2,542)	$5.67
Outstanding as of July 31, 2014	26,548	$5.67	5.7	$112
Granted	—	$—
Exercised	(12,053)	$5.67
Cancelled/Forfeited	(472)	$5.67
Outstanding as of July 31, 2015	14,023	$5.67	5.4	$251
Vested and expected to vest as of July 31, 2015	14,023	$5.67	5.4	$251

Exercisable as of July 31, 2015	6,923	$5.67	4.5	$124

The total intrinsic value of options exercised during fiscal 2015 was $186,976.  The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $23.57 as of July 31, 2015 which would have been received by the option holders had all option holders exercised their options as of that date.  All of the options are in the money as of July 31, 2015.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

On April 15, 2013, a consultant was granted a stock option to purchase up to 0.5% of the outstanding shares of common stock of Straight Path IP Group. The option vested 33.2% immediately, 33.4% on May 31, 2013 and 33.4% on May 31, 2014. The estimated value of this grant was $13,318 which Straight Path IP Group recognized using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 51% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 0.8% and (3) an expected term of four years. The estimated fair value of the underlying Straight Path IP Group shares was determined using the income approach based on expected future royalties.

On August 2, 2013, the Company granted its non-employee directors a total of 3,750 shares of the Company’s Class B common stock with an aggregate fair value of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Jonas 229,608 restricted shares of Class B Common Stock, and Jonathan Rand ("Rand"), the Company’s Chief Financial Officer and Treasurer, 38,268 restricted shares of Class B Common Stock. Both grants of restricted shares vest as to one-third of the granted shares on each of August 2, 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate fair value of the grant was approximately $1,519,000 which is being charged to expense on a straight-line basis over the vesting period.

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

On July 30, 2014, the Company granted Jonas 71,000 restricted shares of Class B common stock and Rand 52,000 restricted shares of Class B common stock. One-third of both grants of restricted shares vested on March 30, 2015 and the remaining vest as to approximately one-third of the granted shares on each of February 1, 2016 and 2017. The aggregate fair value of the grant was approximately $1,214,000 which is being charged to expense on a straight-line basis over the vesting period.

On July 31, 2014, the Company granted a consultant 5,500 restricted shares of its Class B common stock.  These restricted shares vested as to one-half of the granted shares on each of January 31, 2015 and July 31, 2015, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. The aggregate grant date fair value of the grant was approximately $91,000, which was charged to expense on a straight-line basis over the vesting period.

On September 1, 2014, the Company granted Zhouyue (Jerry) Pi (“Pi”), its Chief Technology Officer, 60,000 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2015, September 1, 2016 and September 1, 2017. The aggregate fair value of the grant was $573,000 which is being charged to expense on a straight-line basis over the vesting period.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

On January 5, 2015, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $438,000.

On July 23, 2015, the Company granted Pi 30,000 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2016, 2017 and 2018. The aggregate fair value of the grant was $914,400 which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Company granted two employees a total of 22,500 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2015, 2016 and 2017. The aggregate fair value of the grant was $685,800 which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Company granted one employee a total of 5,000 restricted shares of Class B common stock. These restricted shares vest as to one-half of the granted shares on each of October 16, 2016 and 2017. The aggregate fair value of the grant was $152,400 which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Compensation Committee of the Board approved the issuance to Jonas of 60,000 shares of Class B common stock for services performed for the entire fiscal year of 2015, ending July 31, 2015, subject to ratification by the CFO Jonathan Rand. The shares were to vest immediately upon ratification. The aggregate fair value of the issuance was $1,494,900 and was charged as stock compensation in fiscal 2015. The shares were issued on August 7, 2015. As of July 31, 2015, such shares were classified as common stock to be issued.

Stock-based compensation is included in selling, general and administrative expense and amounted to $3,346,977 and $758,343 for the years ended July 31, 2015 and 2014, respectively. As of July 31, 2015, there were 386,560 restricted shares of Class B common stock that had not vested. As of July 31, 2015, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2016 - $1.81 million, Fiscal 2017 - $985,000, Fiscal 2018 - $400,000 and Fiscal 2019 - $64,000.

Note 7—Commitments and Contingencies

Legal Proceedings

Sipnet Appeal

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (“IPR” or “IPRs”) IPR at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “’704 Patent”). On October 9, 2014, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ’704 Patent are unpatentable. We disagree with this finding, and appealed the decision to the United States Court of Appeals for the Federal Circuit (“Sipnet Appeal”). On September 9, 2015, the Federal Circuit held oral argument, and we expect a decision in within several months.

The decision of the PTAB has had a materially adverse impact on our enforcement efforts. During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we are not currently moving forward with actions against Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C. (collectively, “Samsung”), LG Electronics, Inc., LG Electronics, U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”), Vizio, Inc. (“Vizio”), Apple, Inc. (“Apple”), Avaya, Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), or Verizon Services Corp. and Verizon Business Network Services Inc. (collectively “Verizon”). While most of the claims found to be unpatentable were not asserted in our enforcement actions, we intend to vigorously defend all of the claims of the ’704 Patent. The PTAB’s decision could lead to challenges to other claims of our patents, particularly if the decision withstands appeal.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Additional IPRs

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statement in each of these proceedings on December 9, 2014. On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions, citing certain findings in the Sipnet decision. On June 8, 2015, Straight Path IP Group filed its Patent Owner’s Response to the institution. On June 15, 2015, Cisco Systems, Inc. and Avaya Inc. joined this instituted IPR.

On October 31, 2014, LG, Toshiba, Vizio and Hulu, LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statements for U.S. Patent No. 6,131,121 on February 18, 2015 and U.S. Patent Nos. 6,108,704 and 6,009,469 on February 20, 2015. On May 15, 2015, the PTAB instituted the requested IPR of these claims based on these petitions, citing certain findings in the Sipnet decision. On June 15, 2015, Cisco Systems, Inc. and Avaya Inc. filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon Services Corp. and Verizon Business Network Services Inc. filed related petitions on the ’704 and ’121 patents and requested to join the instituted IPRs. The PTAB has not yet ruled on these pending motions for joinder.

On September 28, 2015, Cisco, Avaya and Verizon filed a petition for an IPR petition with the PTAB for all claims of U.S. Patent No. 6,701,365. Straight Path IP Group’s Preliminary Response is due in January 2016. This petition has not been granted at this time.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba and Vizio, alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio have been consolidated (“consolidated action”). In October 2014, Hulu intervened in the action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action seeking declaratory relief of non-infringement of Straight Path IP Group’s U.S. Patent Nos. 6,009,469, 6,108,704, and 6,131,121 in the U.S. District Court for the Northern District of California based in part on the allegations related to the actions in Virginia (“Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to Virginia. On May 28, 2015, the California court transferred the matter to Virginia, where we expect that it will be consolidated and stayed with the other actions. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and the completion of the Sipnet Appeal. On November 4, 2014, the court granted the parties’ request and also held the briefing in the Amazon intervention in abeyance. The Amazon action has been stayed but not yet consolidated with the other matters pending in Virginia.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121) and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and the IPR petitions filed by Samsung.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of its patents (U.S. Patent Nos. 6,108,704, 6,131,121, 6,701,365, and 7,149,208); that (b) Avaya’s IP telephony, video conference and telepresence products such as Defendant’s Aura Platform infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365); and (c) Cisco’s IP telephony, video conference and telepresence products such as the Unified Communications Solutions infringe four of its patents (U.S. Patent Nos. 6,009,469, 6,108,704, 6,131,121, and 6,701,365). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount. The arbitration was held in November 2014. On February 26, 2015, the Arbitrator issued his Final Award. The Arbitrator concluded that the Former SPIP CEO is not entitled to any further compensation and does not have any entitlement to equity interests in Straight Path IP Group. On May 27, 2015, the Former SPIP CEO filed a petition in the Supreme Court of the State of New York, County of New York to vacate the arbitration award and requesting damages for $3.5 million. The petition was removed to the United States District Court, Southern District of New York.  The Petitioner amended the petition to vacate in September 2015.  We opposed the amended petition to vacate in October 2015 and are awaiting the court’s decision.

Under the terms of the Separation Agreement between the Company and IDT related to the Spin-Off, IDT is responsible for the costs of the arbitration and will indemnify the Company for liability other than for issuance of equity to the Former SPIPG CEO.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

Lease Commitments

The Company operated under a lease agreement for its corporate headquarters in Glen Allen, Virginia for a term of one year beginning on June 1, 2014 and ending on May 31, 2015 at a monthly rent of $575.  In May 2015, the Company extended the lease for its headquarters in Glen Allen, Virginia from May 31, 2015 to May 31, 2017. The annual rent will be approximately $7,200 per year.

In October 2014, the Company entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey for three years commencing on November 1, 2014 and ending on October 31, 2017 at a monthly rent of $3,100.  In March 2015, the term of the lease was extended to April 30, 2018.

Effective August 1, 2013, the Company began leasing space on a roof for some of its telecom equipment as part of its Spectrum operations. The monthly rental was $120 through March 2014 and $600 thereafter and continues on a month-to-month basis until terminated by either party with 30 days' notice.

Rental expense under the operating leases was $40,685 and $25,785 in fiscal 2015 and fiscal 2014, respectively.

Future minimum rental commitments of non-cancelable operating leases are as follows as of July 31, 2015:

Years ending July 31,
2016	$44,307
2017	44,342
2018	34,000
$122,649

FCC License Renewal

As of October 24, 2013, Straight Path Spectrum has eight hundred twenty eight (828) 39 GHz Economic Area (“EA”) licenses with an expiration date of October 18, 2020. Straight Path Spectrum has filed its substantial service performance filings for its 39 GHz EA licenses, and these showings have been accepted by the FCC, which is effective for the current period of the licenses, through 2020.

In addition, Straight Path Spectrum holds one hundred and thirty three LMDS licenses in the 28 GHz range, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018, and the New York City LMDS license expires on February 1, 2016. Straight Path Spectrum has met its substantial service build-out obligations for these LMDS licenses.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Commitments and Contingencies

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $8,000 was incurred to the Former SPSI CEO for this obligation for fiscal 2015 and approximately $35,000 for fiscal 2014.

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

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the year ended July 31, 2014, IDT paid approximately $386,000 pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in fiscal 2015.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

In July 2015, legal expenses totaling $513,481 that were paid by IDT on behalf of the Company were forgiven. The Company recognized the transaction as an increase of additional paid-in capital.

Following are the amounts that IDT charged the Company pursuant to the TSA or through intercompany charges for periods prior to the Spin-Off:

Year ended July 31 (in thousands)	2015	2014
Balance at beginning of year	$6	$—
Payments by IDT on behalf of the Company	464	940
Deferred taxes offset against IDT net operating losses	—	—
Cash repayments, net of advances	(470)	(934)
Amount due to IDT contributed to equity	—	—
Balance at end of year	$—	$6
Average balance during the year	$56	$111

Note 9—Revenues in Wireless Spectrum

Revenues

In fiscal 2015, 2014 and 2013, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31
(in thousands)	2015	2014	2013
Customer 1	$165	$165	$165
Customer 2	87	114	134
Customer 3	70	53	-

The loss of any of these major customers would have a material adverse effect on the Company’s results of operations and cash flows.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Revenue From Patent Infringement

As discussed above, the Company has filed a series of lawsuits claiming infringement of a number of its key patents and was seeking both damages and injunctive relief.  Many of the actions have been settled. In connection with the settlements, Straight Path IP Group recognized revenue of approximately $12,814,000 in fiscal 2015 and $4,372,000 in fiscal 2014. The total settlement amounts aggregated $18.3 million, excluding contingent amounts for which collectability is not reasonably assured. These settlement agreements include license fees for the duration of the license term. The license term is through the expiration of the licenses in September 2015. Currently, all unsettled suits are suspended or dismissed without prejudice.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Straight Path Spectrum	Straight Path IP Group	Total
Year ended July 31, 2015
Revenues	$426	$12,814	$13,240
Income (loss) from operations	(1,641)	1,907	266

Year ended July 31, 2014
Revenues	$424	$4,372	$4,796
Loss from operations	(495)	(197)	(692)

Year ended July 31, 2013
Revenues	$525	$605	$1,130
Loss from operations	(1,891)	(1,724)	(3,615)
Gain on sale of rights in wireless spectrum included in loss from operations	150	—	150
Loss on settlement of Straight Path Spectrum legal proceedings included in
loss from operations	(1,150)	—	(1,150)

Total assets for the business segments of the Company were as follows:

(in thousands)	Straight Path Spectrum	Straight Path IP Group	Total
Total assets:
July 31, 2015	$5,637	$14,601	$20,238
July 31, 2014	$5,586	$24,853	$30,439

None of the Company’s revenues were generated outside of the United States in fiscal 2015, fiscal 2014 or fiscal 2013. The Company did not have any assets outside the United States at July 31, 2015 or 2014.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11—Quarterly Financial Data (Unaudited)

The data below for each of the quarterly periods in the years July 31, 2015 and 2014 is unaudited. All amounts are in thousands except per share amounts.

	Year Ended July 31, 2015
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	Total
Revenues	$2,769	$2,867	$2,781	$4,823	$13,240
Direct cost of revenues	1,282	1,315	1,338	2,108	6,043
Selling, general and administrative	2,870	1,353	1,605	1,103	6,931
Other income	322	9	9	32	372
Provision for (income taxes) income tax benefits	(2,660)	801	(100)	(755)	(2,714)
Net (loss) income	(3,721)	1,009	(253)	889	(2,076)
Net loss (income) attributable to noncontrolling interests	529	(211)	(24)	(183)	111
Net (loss) income attributable to SPCI	(3,192)	798	(277)	706	(1,965)
Income (loss) per share - basic	$(0.28)	$0.07	$(0.02)	$0.06	$(0.17)
Income (loss) per share - diluted	$(0.28)	$0.07	$(0.02)	$0.06	$(0.17)

	Year Ended July 31, 2014
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	Total
Revenues	$3,303	$913	$453	$127	$4,796
Direct cost of revenues	1,751	425	283	28	2,487
Selling, general and administrative	725	665	1,042	569	3,001
Other income	13	338	4	53	408
Provision for income tax benefits (income taxes)	2,393	(40)	-	-	2,353
Net income (loss)	3,233	121	(868)	(417)	2,069
Net (income) loss attributable to noncontrolling interests	(195)	(4)	141	26	(32)
Net income (loss) attributable to SPCI	3,038	117	(727)	(391)	2,037
Income (loss) per share - basic	$0.28	$0.01	$(0.07)	$(0.04)	$0.19
Income (loss) per share - diluted	$0.27	$0.01	$(0.07)	$(0.04)	$0.18

Note 12—Subsequent Events

In September 2015, the Company signed a development agreement with CBNL to accelerate the introduction of a PMP radio utilizing the 39 GHz band with all appropriate software as described in the agreement for $1,000,000. The agreement provides for several milestones for which the Company can receive refunds of the fee paid. The agreement enables the Company to purchase at least 300 of the 39 GHz radios at favorable terms, once they are commercially available.

