Form 10-Q
period 2015-10-31
Straight Path Communications Inc.
filed 2015-12-10
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

As of December 9, 2015, the registrant had outstanding 787,163 shares of Class A common stock and 11,353,877 shares of Class B common stock. Excluded from these numbers are 41,723 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	October 31, 2015	July 31, 2015
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$16,307	$18,620
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	84	82
Prepaid expenses - related to settlements and licensing	-	783
Other current assets	354	273
Total current assets	16,745	19,758
Prepaid expenses – development agreement	1,000	-
Intangible assets	365	365
Other assets	110	115
Total Assets	$18,220	$20,238

Liabilities and Equity
Current liabilities:
Trade accounts payable	$144	$238
Accrued expenses	596	828
Deferred revenue	44	1,646
Income taxes payable	225	225
Total current liabilities	1,009	2,937
Deferred revenue - long-term portion	104	105
Total liabilities	1,113	3,042
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,396 and 11,308 shares issued, 11,354 and 11,266 shares outstanding as of October 31, 2015 and July 31, 2015	114	113
Common stock to be issued; 0 and 60,000 shares	-	1,495
Additional paid-in capital	19,408	17,316
(Accumulated deficit) retained earnings	(560)	72
Treasury stock, 42 shares at cost	(480)	(480)
Total Straight Path Communications Inc. stockholders’ equity	18,490	18,524
Noncontrolling interests	(1,383)	(1,328)
Total equity	17,107	17,196
Total liabilities and equity	$18,220	$20,238

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	October 31,
	2015	2014

Revenues	$1,703	$4,823

Costs and expenses:
Direct cost of revenues	782	2, 108
Selling, general and administrative	1,612	1,103

Total costs and expenses	2,394	3,211

(Loss) income from operations	(691)	1,612

Other income:
Interest income	10	9
Other income	-	23

Total other income	10	32

(Loss) income before income taxes	(681)	1,644
Provision for income taxes	(6)	(755)

Net (loss) income	(687)	889
Net loss (income) attributable to noncontrolling interests	55	(183)

Net (loss) income attributable to Straight Path Communications Inc.	$(632)	$706

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.05)	$0.06

Diluted	$(0.05)	$0.06

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,810	11,398

Diluted	11,810	11,803

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended October 31, 2015

(Unaudited)

(In Thousands)

	Class A		Class B		Common Stock	Additional	(Accumulated Deficit)
	Common Stock		Common Stock		To Be	Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Issued	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2015	787	$8	11,308	$113	$1,495	$17,316	$72	$(480)	$(1,328)	$17,196

Common stock issued or to be issued for compensation	-	-	88	1	(1,495)	2,092	-	-	-	598

Net loss	-	-	-	-	-	-	(632)	-	(55)	(687)

Balance as of October 31, 2015	787	$8	11,396	$114	$-	$19,408	$(560)	$(480)	$(1,383)	$17,107

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	October 31,
	2015	2014

Operating activities:
Net (loss) income	$(687)	$889
Adjustments to reconcile net (loss) income to net cash (used in ) provided by operating activities:
Common stock issued or to be issued for compensation	598	383
Deferred tax assets	-	755
Changes in assets and liabilities:
Trade accounts receivable, net	(2)	(17)
Prepaid expenses – related to settlements and licensing	783	1,140
Other current assets	(81)	(120)
Prepaid expenses – development agreement	(1,000)	-
Other assets	5	(2)
Trade accounts payable	(94)	276
Accrued expenses	(232)	(497)
Due to IDT Corporation	-	(6)
Deferred revenue	(1,603)	(2,278)
Income taxes payable	-	(82)
Net cash (used in) provided by operating activities	(2,313)	441

Financing activities
Common stock issued upon exercise of stock options	-	7
Net cash provided by financing activities	-	7

Net (decrease) increase in cash and cash equivalents	(2,313)	448
Cash and cash equivalents at beginning of period	18,620	21,232
Cash and cash equivalents at end of period	$16,307	$21,680

Supplemental schedule of noncash activities
Common stock withheld for payroll tax purposes	$-	$348

Supplemental cash flow information
Cash paid during the period for income taxes	$3	$82

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path, a Delaware corporation, was incorporated in April 2013. Straight Path’s businesses consist of an indirect 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and an indirect 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”). In these financial statements, the “Company” refers to Straight Path, Straight Path Spectrum and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., Fiscal 2016 refers to the fiscal year ending July 31, 2016).

Note 2—Summary of Significant Accounting Policies and Recent Pronouncements

The Company’s significant accounting policies are described in Note 1 of the Notes to Combined and Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 31, 2015.

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards.

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company adopted ASU 2015-17 as of August 1, 2015. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the three months ended October 31, 2015 was as follows:

1.	The Company issued 28,000 shares to an employee as compensation.
2.	The Company issued 60,000 shares to Davidi Jonas (“Jonas”), the Company’s Chief Executive Officer and President, as compensation.

See Stock-Based Compensation below for a further discussion.

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

At both October 31, 2015 and July 31, 2015, there were 41,723 shares of treasury stock at a value of $480,392.

Stock-Based Compensation:

From time to time, the Company issues Class B common stock and options to purchase Class B common stock to non-employee directors, officers, employees and other service providers.

On October 8, 2015, the Company approved an amendment and restatement of the Company’s 2013 Stock Option and Incentive Plan (“2013 Plan”) that will increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 475,000 shares. The amendment and restatement of the 2013 Plan is subject to stockholder approval and has been placed on the agenda for the upcoming Annual Meeting of Stockholders of the Company.

Issuances of Class B common stock included in stock-based compensation for the three months ended October 31, 2015 are as follows:

On July 23, 2015, the Compensation Committee of the Board approved the issuance to Jonas of 60,000 shares of Class B common stock for services performed for the entire fiscal year of 2015, ending July 31, 2015, subject to ratification by the CFO Jonathan Rand. The shares vested immediately upon ratification. The aggregate fair value of the issuance was $1,494,900 and was charged as stock compensation in Fiscal 2015. The shares were issued on August 7, 2015. As of July 31, 2015, such shares were classified as common stock to be issued.

In October 2015, the Company granted an employee 28,000 restricted shares of Class B common stock. 4,000 of the shares vest on April 4, 2016. The balance of the shares will vest as to one-third of the granted shares on each of October 16, 2016, 2017 and 2018. The aggregate fair value of the grant was $1,052,000 which is being charged to expense on a straight-line basis over the vesting period.

Stock-based compensation is included in selling, general and administrative expense and amounted to $597,798 and $383,262 for the three months ended October 31, 2015 and 2014, respectively. As of October 31, 2015, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2016 - $1.6 million, Fiscal 2017 - $1.3 million, Fiscal 2018 - $700,000 and Fiscal 2019 - $127,000.

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

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Basic weighted-average number of shares	11,810	11,398
Effect of dilutive securities:
Shares underlying stock options	—	10
Non-vested restricted Class B common stock	—	395
Diluted weighted-average number of shares	11,810	11,803

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Shares underlying stock options	2	—
Non-vested restricted Class B common stock	239	—
Shares excluded from the calculation of diluted loss per share	241	—

For the three months ended October 31, 2015, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

Pursuant to the Separation and Distribution Agreement, the Company has indemnified IDT and IDT has indemnified the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the year ended July 31, 2014, IDT paid approximately $386,000 pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in Fiscal 2015 or Fiscal 2016.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are being provided by other vendors. The Company and IDT have extended the TSA until July 31, 2015 enabling the Company to seek input from IDT on an ad hoc basis if the Company deems necessary. No services were provided under the TSA in the three months ended October 31, 2015.

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

Following are the amounts that IDT charged the Company pursuant to the Transition Services Agreement or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Included in direct cost of revenues	$—	$—
Included in selling, general and administrative	—	421

Note 6—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Customer 1	$41	$41
Customer 2	21	24
Customer 3	15	10

The loss of any of these major customers may have a material adverse effect on the Company’s results of operations and cash flows.

Note 7—Income Taxes

Because of the way it is structured, Straight Path and its subsidiaries file the following income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both October 31, 2015 and 2014.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for Fiscal 2016 as it incurred a taxable loss. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path at October 31, 2015.

The provision in Fiscal 2016 represents state income taxes. The provision in Fiscal 2015 represents estimated accrual of federal and state income taxes.

Note 8—Business Segment Information

The Company has two reportable business segments, Straight Path Spectrum, which holds, leases and markets fixed wireless spectrum, and Straight Path IP, which owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended October 31, 2015
Revenues	$105	$1,598	$1,703
Loss from operations	(334)	(357)	(691)
Three Months Ended October 31, 2014
Revenues	$96	$4,727	$4,823
(Loss) income from operations	(297)	1,909	1,612

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
		(in thousands)
Total assets:
October 31, 2015 (unaudited)	$6,473	$11,747	$18,220
July 31, 2015	5,637	14,601	20,238

None of the Company’s revenues were generated outside of the United States for either Fiscal 2016 or Fiscal 2015. The Company did not have any assets outside the United States at October 31, 2015 or July 31, 2015.

Note 9—Commitments and Contingencies

Legal Proceedings

Putative Class Action

On November 13, 2015, a complaint for a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc. (the “Company”), Davidi Jonas, and Jonathan Rand (the “individual defendants”). The named plaintiff is Darlan Zacharia, and the action is purportedly brought on behalf of all those who purchased or otherwise acquired our common stock between October 29, 2013, and November 5, 2015. The plaintiff requested that each of the three defendants waive service, and the defendants have until January 15, 2016, to respond to that request and to the complaint. The complaint alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to Straight Path’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees and costs. The Company is aware of press reports regarding the filing of additional complaints for putative class actions revolving around the same facts and circumstances, but the Company is not aware of any other complaint that was filed or served.

The Company intends to vigorously defend these claims, and is in the process of evaluating its strategy and potential exposure.

Sipnet Appeal

On April 11, 2013, Sipnet EU S.R.O., a Czech company, (“Petitioner”) filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “’704 Patent”). On October 9, 2014, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ’704 Patent are unpatentable. On November 10, 2014, Straight Path IP Group filed a Notice of Appeal at the United States Court of Appeals for the Federal Circuit and at the PTAB (“Sipnet Appeal”). On November 25, 2015, the Federal Circuit Court of Appeals issued a decision in the Sipnet Appeal that reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB Board for proceedings consistent with its opinion.

The decision of the PTAB had a materially adverse impact on our intellectual property enforcement efforts. During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff had been stayed or dismissed without prejudice, and therefore, we have not moved forward with actions against Samsung Electronics Company et al (“Samsung”), LG Electronics, Inc. et al (“LG”), Toshiba Corporation et al (“Toshiba”), Vizio, Inc. (“Vizio”), Apple Inc. (“Apple”), Avaya Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), or Verizon Communications, Inc. (“Verizon”). Straight Path IP Group is working with counsel to developing its plans for re-commencement of its enforcement efforts while awaiting action by the PTAB consistent with the favorable decision in the Sipnet appeal.

Additional IPRs

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statement in each of these proceedings on December 9, 2014. On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions, citing certain findings in the Sipnet decision. On June 8, 2015, Straight Path IP Group filed its Patent Owner’s Response to the institution. On June 15, 2015, Cisco Systems, Inc. and Avaya Inc. joined this instituted IPR. On November 18, 2015, Straight Path IP Group defended these patents at a hearing before the PTAB.

On October 31, 2014, LG, Toshiba, Vizio and Hulu, LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121. Straight Path IP Group filed the Patent Owner’s Preliminary Statements for U.S. Patent No. 6,131,121 on February 18, 2015 and U.S. Patent Nos. 6,108,704 and 6,009,469 on February 20, 2015. On May 15, 2015, the PTAB instituted the requested IPR of these claims based on these petitions, citing certain findings in the Sipnet decision. On June 15, 2015, Cisco Systems, Inc. and Avaya Inc. filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon Services Corp. and Verizon Business Network Services Inc. filed related petitions on the ’704 and ’121 patents and requested to join the instituted IPRs. On November 10, 2015, the PTAB joined Cisco and Avaya in the three LG IPRs. On November 24, 2015, the PTAB joined Verizon in the LG IPRs for the ’704 patent and the ’469 patent.

On September 28, 2015, Cisco, Avaya and Verizon filed a petition for an IPR petition with the PTAB for all claims of U.S. Patent No. 6,701,365. Straight Path IP Group’s Preliminary Response is due in January 2016. This petition has not been granted at this time.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba and Vizio, alleging infringement of three of its patents (U.S. Patent Nos. 6,108,704, 6,009,469, and 6,131,121), and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio have been consolidated (“consolidated action”). In October 2014, Hulu intervened in the action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action seeking declaratory relief of non-infringement of Straight Path IP Group’s U.S. Patent Nos. 6,009,469, 6,108,704, and 6,131,121 in the U.S. District Court for the Northern District of California based in part on the allegations related to the actions in Virginia (“Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to Virginia. On May 28, 2015, the California court transferred the matter to Virginia. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and the completion of the Sipnet Appeal. On November 4, 2014, the court granted the parties’ request and also held the briefing in the Amazon intervention in abeyance. The Amazon action has been stayed but not yet consolidated with the other matters pending in Virginia.

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

Arbitration with the Former SPIP CEO

On December 11, 2012, Straight Path IP Group filed a demand for arbitration seeking a declaration that the former Chief Executive Officer of Straight Path IP (the “Former SPIP CEO”) employment was properly terminated for cause and that the Former SPIP CEO is not entitled to severance or certain equity rights under his employment agreement. On March 15, 2013, the Former SPIP CEO filed a response and counterclaims alleging breach of contract and seeking various forms of relief. Specifically, he sought certain declarations related to the termination of his employment, and certain payments and the vesting of options to purchase common stock representing 5% of the outstanding common stock of Straight Path IP Group, damages for unpaid compensation and severance, a sum in excess of $35 million in compensatory damages, and punitive damages in an unspecified amount.  On February 26, 2015, the Arbitrator issued his Final Award. The Arbitrator concluded that the Former SPIP CEO is not entitled to any further compensation and does not have any entitlement to equity interests in Straight Path IP Group. On May 27, 2015, the Former SPIP CEO filed a petition in the Supreme Court of the State of New York, County of New York to vacate the arbitration award and requesting damages for $3.5 million. The petition was removed to the United States District Court, Southern District of New York.  The Former SPIPG CEO amended the petition to vacate in September 2015, which SPIPG opposed. On November 11, 2015, the District Court issued its opinion and order and denied the Former SPIPG CEO’s petition and confirmed the Arbitration Award.

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

Agreement with Cambridge Broadband Networks Ltd. (“CBNL”)

On September 11, 2015, the Company entered into an agreement with CBNL to expedite production of a 39 GHz point-to-multipoint (“PMP”) radio for a fee of $1,000,000. Terms of the agreement include the following:

1.	The agreement provides for several milestones for which the Company can receive refunds of all or a portion of the fee paid if such milestones are not reached.
2.	In the event that CBNL does not release a PMP radio by March 2017 (the twenty (20) month anniversary of the effective date of the agreement), the relevant portion of the fee will be refunded to the Company.
3.	The agreement provides for penalty fees if CBNL does not meet specific delivery dates.
4.	In addition, the agreement enables the Company to purchase approximately 300 of the 39 GHz radios at favorable terms, once they are commercially available.

As none of the milestones have been reached as of October 31, 2015, the fee has been classified as a prepaid expense in the consolidated balance sheet.

Lease Commitment

Effective December 1, 2015, the Company began leasing a laboratory in Plano, Texas. The lease term expires on December 31, 2018 and the average annual rental under the lease is approximately $18,000.

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

In addition, Straight Path Spectrum holds one hundred and thirty three (133) 28 GHz Basic Trading Area (“BTA”) licenses, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018, and the New York City LMDS license expires on February 1, 2016. Straight Path Spectrum has filed its substantial service performance filings for its 28 GHz BTA licenses, and these showings have been accepted by the FCC, which is effective for the current period of the licenses.

Other Commitments and Contingencies

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $0 and $14,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2016 and Fiscal 2015, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2015.

Overview

We were formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company (the “Spin-Off”). As a result of the Spin-Off, each IDT stockholder received one share of our Class A common stock for every two shares of IDT Class A common stock and one share of our Class B common stock for every two shares of IDT Class B common stock held on the record date for the Spin-Off. On July 31, 2013, IDT distributed approximately 787,000 shares of our Class A common stock (based on 1.6 million shares of IDT Class A common stock that were outstanding on the record date) and 10.7 million shares of our Class B common stock (based on 21.4 million shares of IDT Class B common stock that were outstanding on the record date).

Straight Path Communications Inc. is a communications asset company. We own via intermediate wholly-owned entities 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”). We own 100% of Straight Path Spectrum, and 84.5% of Straight Path IP Group.

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases and markets fixed wireless spectrum, and Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.  The Company acquired the URL www.straightpath.com in April 2015 from its previous holder for approximately $15,000 in order to support simpler market communications and better search engine optimization (“SEO”).

Recent Activity Related to Straight Path Spectrum

FCC continues the regulatory process towards enabling mobile services in millimeter wave (“mmW”) bands

Our Spectrum holdings are comprised of area wide licenses in the 39 GHz and 28 GHz frequency bands from the Federal Communications Commission (the “FCC”). The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

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

On October 23, 2015, the FCC released its Notice of Proposed Rulemaking (“NRPM”) as the next step in its regulatory process. In the NPRM, the Commission expressed its position that there are four main criteria in evaluating the suitability of mmW bands for mobile use: 1) the bands should have at least 500 MHz of contiguous spectrum; 2) the bands should be under consideration internationally for mmW mobile services; 3) mobile use on the bands would be compatible with existing incumbent license assignments and uses; and 4) the bands should be appropriate for establishing a flexible regulatory framework that accommodates as wide a variety of services as possible.

The bands that are now being considered in the NPRM are 39 GHz (38.6-40.0), 28 GHz (27.5-28.35, or LMDS A1), 37 GHz (37.0-38.6), and 60 GHz (64.0-71.0). Other bands were considered in the NOI and not included in the NPRM. The Commission proposed that the 39 GHz and 28 GHz bands be governed by rules that provide licensees with the flexibility to conduct fixed and/or mobile operations.

Straight Path is the largest holder of geographic area licenses in the bands under consideration in the NPRM. In the 39 GHz band, Straight Path’s holdings cover the entire U.S., with an average of over 800 MHz in the top 30 markets, and a total of over 200 Billion MHz-pops or over 95% of population coverage. Straight Path also holds substantial 28 GHz licenses, including in certain key markets such as NYC and San Francisco, and has a total of about 23 Billion MHz-pops or 11.5% of the population coverage.

On October 28, 2015, a short-seller report was published which disagreed with our understanding of the importance of 5G and the NPRM for Straight Path. This viewpoint is considered in our revised Risk Factors.

Innovation in Fixed Wireless Applications: Accelerating Point-to-Multipoint (“PMP”) Platform in 39 GHz

On September 11, 2015, Straight Path Spectrum entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz PMP radio. Straight Path agreed to a $1,000,000 non-recurring engineering investment (“NRE”), and the product is expected to be commercially available within approximately 8 months from now. Straight Path Spectrum also agreed to purchase approximately 300 units from CBNL at favorable terms. We will use these units to seed the market, increase revenue, and demonstrate the superiority of our network.

Recent Activity Related to Straight Path IP Group

On October 9, 2014, the PTAB issued an administrative decision stating that claims 1-7 and 32-42 of our ’704 Patent are unpatentable. We appealed that decision and during the appeal process, a number of pending actions were stayed or dismissed without prejudice.

On March 6, 2015, the PTAB granted requests made by Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C. (collectively, “Samsung”) and instituted inter partes reviews (“IPR” or “IPRs”) of several of the Company’s patents. Cisco Systems, Inc. (“Cisco”), Avaya, Inc. (“Avaya”), have joined the Samsung IPRs.

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

On September 28, 2015 Cisco, Avaya, and Verizon filed a petition for IPR of our ’365 patent.

On November 25, 2015, the CAFC reversed the PTAB’s cancellation of all challenged claims of the ’704 Patent, rejected PTAB’s claim construction of a key claim term, and remanded the case back to PTAB for further proceedings under the correct construction. The same key claim term is at issue in other IPRs brought by different parties.

The Company is determining its plans to resume its patent protection program.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2015.

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

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Customer 1	$41	$41
Customer 2	21	24
Customer 3	15	10

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

Three Months Ended October 31, 2015 (“Fiscal 2016”) Compared to Three Months Ended October 31, 2014 (“Fiscal 2015”)

Consolidated

	Three Months Ended
	October 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$1,703	$4,823	$(3,120)
Direct cost of revenues	782	2,108	(1,326)
Selling, general and administrative	1,612	1,103	509
(Loss) income from operations	(691)	1,612	(2,303)
Interest and other income	10	32	(22)
(Loss) income before income taxes	(681)	1,644	(2,325)
Provision for income taxes	(6)	(755)	749
Net (loss) income	(687)	889	(1,576)
Net loss (income) attributable to noncontrolling interests	55	(183)	238
Net (loss) income attributable to Straight Path Communications Inc.	$(632)	$706	$(1,338)

Revenues. Revenues generated by Straight Path Spectrum were $105,000 and $96,000 in Fiscal 2016 and Fiscal 2015, respectively. In the first two quarters of Fiscal 2015, there was a loss of revenue from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015, Spectrum lease revenue began to increase due to revenue from the lease of Spectrum to new customers (wireless network operators).

Revenues generated by Straight Path IP Group were $1.6 million and $4.7 million in Fiscal 2016 and Fiscal 2015, respectively. Straight Path IP Group current revenues all related to prior settlements and receipts, being recognized over the remaining lives of the patents. All of the revenue from these prior settlements has been recognized as of September 30, 2015.

Direct cost of revenues. Direct cost of revenues increased in Fiscal 2016 compared to Fiscal 2015 primarily due to the increase in the direct cost of revenues of Straight Path IP Group. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, increased generally proportionally to the increase in settlement revenues, and are recognized over the same time period as corresponding revenues.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in the number of employees, compensation costs in terms of increased salaries, and primarily due to non-cash stock-based compensation charges related to the issuances of restricted common stock to employees. There were also anticipated increased legal costs due to Straight Path IP Group’s Sipnet Appeal and IPRs.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $598,000 and $383,000 in Fiscal 2016 and Fiscal 2015, respectively. At October 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.7 million. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2016 - $1.6 million, Fiscal 2017 - $1.3 million, Fiscal 2018 - $700,000 and Fiscal 2019 - $127,000.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both October 31, 2015 and 2014.

Net loss (income) attributable to noncontrolling interests. The change in net loss (income) attributable to noncontrolling interests was due to Straight Path IP being less profitable in Fiscal 2016 as compared to Fiscal 2015.

Straight Path Spectrum Segment

	Three Months Ended
	October 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$105	$96	$9
Direct cost of revenues	-	-	-
Selling, general and administrative	439	393	46
Loss from operations	$(334)	$(297)	$(37)

Revenues.  Revenues generated by Straight Path Spectrum were $105,000 and $96,000 in Fiscal 2016 and Fiscal 2015, respectively. In the first two quarters of Fiscal 2015, there was a loss of revenue from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015, Spectrum lease revenue began to increase due to revenue from the lease of Spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred.

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the hiring of new employees, and the related increase in compensation costs, including stock-based compensation for the issuances of restricted common stock.

Straight Path IP Segment

	Three Months Ended
	October 31,		Change
	2015	2014	$
	(in thousands)
Revenues	$1,598	$4,727	$(3,129)
Direct cost of revenues	782	2,108	(1,326)
Selling, general and administrative	1,173	710	463
Income (loss) from operations	$(357)	$1,909	$(2,266)

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $1.6 million and $4.7 million in Fiscal 2016 and Fiscal 2015, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of October 31, 2015, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term, and had been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term is through the expiration of the licensed patents. All of the revenue from these settlements has been recognized as of September 30, 2015.

The decision of the PTAB in the Sipnet IPR has had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the Sipnet Appeal and outstanding inter parties reviews, all litigation related to the relevant patents that was brought by us as plaintiff has been stayed or dismissed without prejudice, and therefore, we have not moved forward with actions against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, Verizon, or other parties.

Due to the fact that on November 25, 2015, the CAFC: 1) reversed the PTAB’s cancellation of all challenged claims of our ’704 Patent; 2) rejected the PTAB’s claim construction of a key claim term; and 3) remanded the case back to PTAB for further proceedings under the correct construction, we are now considering resuming potential actions against alleged infringers. The same key claim term is at issue in other IPRs brought by different parties including Samsung and others.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.0 million in expenses directly related to these settlements, which was recognized ratably in proportion to the recognition of the related revenue. We generally paid law firms that represented us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition there are other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock and increased legal costs due to Straight Path IP Group’s Sipnet Appeal and IPRs.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements initially through funding by IDT, including the initial funding provided in connection with the Spin-Off, and subsequently through proceeds from the lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off, and IDT capitalized the amount due from us to IDT at the time of the Spin-Off as an equity contribution. As a result, there was no indebtedness owing from us to IDT at the time of the Spin-Off.

We currently expect that our cash and cash equivalents on-hand at October 31, 2015 will be sufficient to meet our anticipated cash requirements during the twelve months ending October 31, 2016.

We now anticipate a significant increase in spending to replace equipment as part of our own network and in support of customers’ networks. Additionally we will continue to prepare to deploy upgraded equipment later in Fiscal 2016 for PMP applications at 39 GHz, while pursuing our long-term plans for providing 5G mobility services using our licensed spectrum.

As of October 31, 2015, we had cash of $16.3 million and working capital (current assets less current liabilities) of $15.7 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For the three months ended October 31, 2015, no payments were made by IDT pursuant to this obligation.

The former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $0 and $14,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2016 and Fiscal 2015, respectively.

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Cash flows (used in) provided by
Operating activities	$(2,313)	$441
Financing activities	—	7
(Decrease) increase in cash and cash equivalents	$(2,313)	$448

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

Contractual Obligations and Other Commercial Commitments

There are no material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015.

Off-Balance Sheet Arrangements

As of October 31, 2015, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The Company is not exposed to economic risk from foreign exchange rates, interest rates, credit risk, equity prices or commodity prices for the following reasons:

1.	All of the Company’s transactions are in US dollars.
2.	The Company has no outstanding debt payable.
3.	The Company does not own any marketable securities.
4.	The Company does not purchase any commodities.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015, except for the following:

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

There have been recent anonymous allegations regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. Although we are conducting an investigation of the matter, we believe that all requirements related to such renewals, including the required showings of substantial service, were met. There are other requirements imposed by FCC rules and regulations on certain licensees, including restrictions on the discontinuation of operations. The preliminary results of our investigation into the renewal allegations indicate that a significant amount of the equipment that had been installed in connection with the substantial service showings is no longer present at the original locations. We have informed the FCC about the status of our investigation. We have arranged for replacement equipment to be procured and deployed, as we continue to prepare to deploy upgraded equipment later in fiscal 2016 for point-to-multipoint (PMP) applications at 39GHz, while pursuing our long-term plans for providing 5G mobility services using our licensed spectrum.

We believe that our licenses were properly renewed for a second ten year term in compliance with applicable FCC rules. We cannot, at this time, give any assurance as to how the FCC may proceed in this matter. If the FCC were to disagree that we have complied with its rules, it may impose fines and/or additional reporting or operational requirements, revoke or condition our licenses, or take other action.

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

STRAIGHT PATH COMMUNICATIONS INC.

December 10, 2015	By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

December 10, 2015	By:	/s/ Jonathan Rand
Jonathan Rand Chief Financial Officer

