Form 10-Q
period 2016-01-31
Straight Path Communications Inc.
filed 2016-03-11
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

As of March 11, 2016, the registrant had outstanding 787,163 shares of Class A common stock and 11,379,177 shares of Class B common stock. Excluded from these numbers are 41,723 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	January 31, 2016	July 31, 2015
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$15,350	$18,620
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	48	82
Prepaid expenses - related to IP settlements and licensing	-	783
Other current assets	272	273
Total current assets	15,670	19,758
Prepaid expenses – development agreement	700	-
Property and equipment, net of accumulated depreciation	56	-
Intangible assets	365	365
Other assets	107	115
Total Assets	$16,898	$20,238

Liabilities and Equity
Current liabilities:
Trade accounts payable	$124	$238
Accrued expenses	469	828
Deferred revenue	107	1,646
Income taxes payable	225	225
Total current liabilities	925	2,937
Deferred revenue - long-term portion	98	105
Total liabilities	1,023	3,042
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,420 and 11,308 shares issued, 11,378 and 11,266 shares outstanding as of January 31, 2016 and July 31, 2015	114	113
Common stock to be issued; 0 and 60,000 shares	-	1,495
Additional paid-in capital	20,397	17,316
(Accumulated deficit) retained earnings	(2,586)	72
Treasury stock, 42 shares at cost	(480)	(480)
Total Straight Path Communications Inc. stockholders’ equity	17,453	18,524
Noncontrolling interests	(1,578)	(1,328)
Total equity	15,875	17,196
Total liabilities and equity	$16,898	$20,238

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenues	$112	$2,781	$1,815	$7,604

Costs and expenses:
Direct cost of revenues	13	1,338	795	3,446
Research and development	374	-	374	-
Selling, general and administrative	2,346	1,605	3,958	2,708

Total costs and expenses	2,733	2,943	5,127	6,154

(Loss) income from operations	(2,621)	(162)	(3,312)	1,450

Other income:
Interest income	10	9	20	18
Other income	390	-	390	23

Total other income	400	9	410	41

(Loss) income before income taxes	(2,221)	(153)	(2,902)	1,491
Provision for income taxes	-	(100)	(6)	(855)

Net (loss) income	(2,221)	(253)	(2,908)	636
Net loss (income) attributable to noncontrolling interests	195	(24)	250	(207)

Net (loss) income attributable to Straight Path Communications Inc.	$(2,026)	$(277)	$(2,658)	$429

(Loss) earnings per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.17)	$(0.02)	$(0.23)	$0.04

Diluted	$(0.17)	$(0.02)	$(0.23)	$0.04

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	11,854	11,420	11,832	11,409

Diluted	11,854	11,420	11,832	11,837

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended January 31, 2016

(Unaudited)

(In Thousands)

	Class A		Class B		Common Stock	Additional	(Accumulated Deficit)
	Common Stock		Common Stock		To Be	Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Issued	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2015	787	$8	11,308	$113	$1,495	$17,316	$72	$(480)	$(1,328)	$17,196

Common stock issued or to be issued for compensation	-	-	112	1	(1,495)	3,080	-	-	-	1,586

Common stock issued for exercises of stock options	-	-	-	-	-	1	-	-	-	1

Net loss	-	-	-	-	-	-	(2,658)	-	(250)	(2,908)

Balance as of January 31, 2016	787	$8	11,420	$114	$-	$20,397	$(2,586)	$(480)	$(1,578)	$15,875

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	January 31,
	2016	2015

Operating activities:
Net (loss) income	$(2,908)	$636
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Common stock issued or to be issued for compensation	1,586	1,229
Deferred tax assets	-	855
Changes in assets and liabilities:
Trade accounts receivable, net	34	(6)
Prepaid expenses – related to IP settlements and licensing	783	2,414
Other current assets	1	(99)
Prepaid expenses – development agreement	(700)	-
Other assets	8	9
Trade accounts payable	(114)	195
Accrued expenses	(359)	(487)
Due to IDT Corporation	-	37
Deferred revenue	(1,546)	(4,909)
Income taxes payable	-	(82)
Net cash used in operating activities	(3,215)	(208)

Investing activities:
Purchases of property and equipment	(56)	-
Net cash used in investing activities	(56)	-

Financing activities:
Common stock issued upon exercise of stock options	1	26
Sale of treasury stock	-	65
Net cash provided by financing activities	1	91

Net decrease in cash and cash equivalents	(3,270)	(117)
Cash and cash equivalents at beginning of period	18,620	21,232
Cash and cash equivalents at end of period	$15,350	$21,115

Supplemental schedule of noncash activities
Common stock repurchased for withholding tax purposes	$-	$348

Supplemental cash flow information
Cash paid during the period for income taxes	$3	$82

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. (“Straight Path”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”) was issued.  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for public business entities for fiscal years beginning after December 15, 2015. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the six months ended January 31, 2016 was as follows:

1.	The Company issued 28,000 shares to an employee as compensation.
2.	The Company issued 60,000 shares to Davidi Jonas (“Jonas”), the Company’s Chief Executive Officer and President, as compensation.
3.	The Company issued 24,000 shares to directors as compensation.

Class B common stock activity subsequent to January 31, 2016 was as follows:

1.	On March 1, 2016, the Company issued a consultant 1,250 restricted shares of Class B common stock to serve on the Company's technical advisory board. 625 of the shares vest on March 16, 2016, 313 of the shares vest on June 13, 2016 and 312 of the shares vest on October 17, 2016.

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

At both January 31, 2016 and July 31, 2015, there were 41,723 shares of treasury stock at a value of $480,392.

Stock-Based Compensation:

From time to time, the Company issues restricted shares of Class B common stock and options to purchase Class B common stock to non-employee directors, officers, employees and other service providers.

On October 8, 2015, the Company approved an amendment and restatement of the Company’s 2013 Stock Option and Incentive Plan (“2013 Plan”) increasing the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 475,000 shares. The increase was approved by the stockholders on January 12, 2016 at the Company’s annual stockholder meeting.

Issuances of Class B common stock included in stock-based compensation for the six months ended January 31, 2016 are as follows:

On July 23, 2015, the Compensation Committee of the Board approved the issuance to Jonas of 60,000 shares of Class B common stock for services performed for the entire fiscal year of 2015, ending July 31, 2015, subject to ratification by the Company’s Chief Financial Officer, Jonathan Rand. The shares vested immediately upon ratification. The aggregate fair value of the issuance was $1,494,900 and was charged as stock compensation in Fiscal 2015. The shares were issued on August 7, 2015. As of July 31, 2015, such shares were classified as common stock to be issued.

In October 2015, the Company granted an employee 28,000 restricted shares of Class B common stock. 4,000 of the shares vest on April 4, 2016. The balance of the shares will vest as to one-third of the granted shares on each of October 16, 2016, 2017 and 2018. The aggregate fair value of the grant was $1,052,000 which is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2016, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $418,000.

Stock-based compensation is included in selling, general and administrative expense and amounted to $988,001 and $845,961 for the three months ended January 31, 2016 and 2015, respectively and $1,585,799 and $1,229,223 for the six months ended January 31, 2016 and 2015, respectively. As of January 31, 2016, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2016 - $1.0 million, Fiscal 2017 - $1.3 million, Fiscal 2018 - $700,000 and Fiscal 2019 - $127,000.

Note 4—(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. The following table summarizes the components of the earnings (loss) per common share calculation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	11,854	11,420	11,832	11,409
Effect of dilutive securities:
Shares underlying stock options	—	—	—	7
Non-vested restricted Class B common stock	—	—	—	421

Diluted weighted-average number of shares	11,854	11,420	11,832	11,837

The following shares were excluded from the diluted (loss) earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Stock options	6	7	4	—
Non-vested restricted Class B common stock	35	409	173	—

Shares excluded from the calculation of diluted (loss) earnings per share	41	416	177	—

For the three and six months ended January 31, 2016 and the three months ended January 31, 2015, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the year ended July 31, 2014, IDT paid approximately $386,000 pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in Fiscal 2015 or through January 31, 2016.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in the three and six months ended January 31, 2016.

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

In July 2015, a payable owed to IDT related to legal expenses totaling $513,481 that were paid on behalf of the Company were forgiven. The Company recognized the transaction as an increase of additional paid-in capital.

Following are the amounts that IDT charged the Company pursuant to the Transition Services Agreement or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Included in direct cost of revenues	$—	$—	$—	$—
Included in selling, general and administrative	—	43	—	464

Note 6—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Customer 1	$41	$41	$83	$83
Customer 2	21	21	43	45
Customer 3	15	10	29	20

The loss of any of these major customers may have an adverse effect on the Company’s results of operations and cash flows.

Note 7—Income Taxes

As a result of its corporate structure, Straight Path and its subsidiaries file the following income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both January 31, 2016 and 2015.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for Fiscal 2016 as it incurred a taxable loss. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path at January 31, 2016.

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

The Company allocates all of the corporate general and administrative expenses of Straight Path to Straight Path IP Group and Straight Path Spectrum based upon the relative time of management and other corporate resources expended relative to each business as well as the revenues earned by each division. For all periods through January 31, 2016, these were allocated 80% to Straight Path IP Group and 20% to Straight Path Spectrum. Commencing on February 1, 2016, these expenses will be allocated 20% to Straight Path IP Group and 80% to Straight Path Spectrum. The change was brought about by the expiration of the licensed patents. Straight Path IP Group has been recognizing revenues over the terms of the settlements and license agreements related to such patents entered into in prior periods. With the expiration of the key patents, the Company determined to modify the allocation, and in light of the favorable decision in the Sipnet Appeal (see Note 9), the Company determined that a 20% allocation to Straight Path IP Group represented the appropriate split in light of all factors.

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Three Months Ended January 31, 2016
Revenues	$112	$-	$112
Loss from operations	(965)	(1,656)	(2,621)
Three Months Ended January 31, 2015
Revenues	$93	$2,688	$2,781
(Loss) income from operations	(412)	250	(162)
Six Months Ended January 31, 2016
Revenues	$217	$1,598	$1,815
Loss from operations	(1,299)	(2,013)	(3,312)
Six Months Ended January 31, 2015
Revenues	$189	$7,415	$7,604
Income (loss) from operations	(709)	2,159	1,450

Total assets for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Total
	(in thousands)
Total assets:
January 31, 2016 (Unaudited)	$5,999	$10,899	$16,898
July 31, 2015	5,637	14,601	20,238

Note 9—Commitments and Contingencies

Legal Proceedings

Putative Class Action and Shareholder Derivative Action

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc. (the “Company”), Davidi Jonas, and Jonathan Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al., No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired our common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to the Company’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees and costs. Four movants filed motions to be appointed lead plaintiff and for their counsel to be appointed lead counsel. On January 15, 2016, the court entered a stipulation and order that the defendants shall not be required to answer or otherwise respond to the complaint until seven days after entry of an order appointing lead plaintiff, whereupon the parties will submit for court approval a schedule for the filing of any proposed amended complaint and defendants’ response to the complaint or amended complaint. Thereafter, three of the movants for lead plaintiff subsequently withdrew their motions. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. The remaining motion to be appointed lead plaintiff and lead counsel is pending.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al., No. 2:16-cv-00541-SRC-CLW, was filed in the federal district court for the District of New Jersey against Howard Jonas, Davidi Jonas, Jonathan Rand, and the Company’s current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although the Company is named as a nominal defendant, the Company’s bylaws generally require the Company to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to the Company by making misrepresentations and omissions about the Company and failing to correct the Company’s public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees and costs, as well as injunctive relief.

The Company is aware of press reports regarding the filing of additional complaints for putative class actions revolving around the same alleged facts and circumstances as the Zacharia and Hofer complaints, but the Company is not aware of any other complaint that was filed or served.

The Company intends to vigorously defend against all of these claims, and is in the process of evaluating its strategy and potential exposure.

Sipnet Appeal

On April 11, 2013, Sipnet EU S.R.O., a Czech company, filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “‘704 Patent”). On October 9, 2014, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. On November 10, 2014, Straight Path IP Group filed a Notice of Appeal at the United States Court of Appeals for the Federal Circuit (the “CAFC”) and at the PTAB (the “Sipnet Appeal”). On November 25, 2015, the CFAC issued a decision in the Sipnet Appeal that reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. The PTAB has not yet issued an order or otherwise acted on the remand.

During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff had been stayed or dismissed without prejudice, and therefore, we have not moved forward with civil actions against Samsung Electronics Company et al. (“Samsung”), LG Electronics, Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), Apple Inc. (“Apple”), Avaya Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), or Verizon Communications, Inc. (“Verizon Communications”). Straight Path IP Group is working to develop its plans going forward.

Additional IPRs

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions. On June 15, 2015, Cisco and Avaya joined this instituted IPR. On November 18, 2015, Straight Path IP Group defended these patents at a hearing before the PTAB. The parties filed additional briefing regarding the impact of the CAFC’s decision in the Sipnet Appeal. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. We expect that the PTAB’s final decision will positively impact the other IPR proceedings.

On October 31, 2014, LG, Toshiba, Vizio, and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPR of these claims. On June 15, 2015, Cisco and Avaya filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) filed related petitions on the ‘704 and ‘121 Patents and requested to join the instituted IPRs. On November 10, 2015, the PTAB joined Cisco and Avaya in the three LG IPRs. On November 24, 2015, the PTAB joined the Verizon affiliates in the LG IPRs for the ‘704 and ‘469 Patents. The parties filed additional briefing regarding the impact of the CAFC’s decision in the Sipnet Appeal. On February 9, 2016, Straight Path IP Group defended these patents at a hearing before the PTAB.

On September 28, 2015, Cisco, Avaya, and the Verizon affiliates filed a petition for an IPR with the PTAB for all claims of U.S. Patent No. 6,701,365 (the “‘365 Patent”). On January 7, 2016, Straight Path IP Group filed its Preliminary Response. Shortly thereafter, the parties filed additional briefing to address the CAFC’s decision in the Sipnet Appeal. This petition is pending.

Patent Enforcement

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba, and Vizio alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio have been consolidated (the “consolidated action”). In October 2014, Hulu intervened in the consolidated action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action in the United States District Court for the Northern District of California seeking declaratory relief of non-infringement of the ‘704, ‘469, and ‘121 Patents based in part on the allegations related to the consolidated action in Virginia (“Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to the Eastern District of Virginia. On May 28, 2015, the California court transferred the Amazon action to Virginia. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and a decision in the Sipnet Appeal. On November 4, 2014, the court granted the stay and also held in abeyance the briefing on Amazon’s motion to intervene. The Amazon action has been stayed but not yet consolidated with the consolidated action.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and the IPR petitions filed by Samsung.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, and ’121 Patents and U.S. Patent No. 7,149,208); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice.

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York. Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe three of its patents (the ‘704, ‘469, and ‘365 Patents). On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants.

In light of the favorable outcome in the Sipnet Appeal, Straight Path IP Group is working to develop its plans going forward.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

Other Legal

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

Agreement with Cambridge Broadband Networks Ltd. (“CBNL”)

On September 11, 2015, the Company entered into an agreement with CBNL to expedite production of a 39 GHz point-to-multipoint (“PMP”) radio for a fee of $1,000,000. Terms of the agreement include the following:

1.	The agreement provides for several milestones for which the Company can receive refunds of all or a portion of the fee paid if such milestones are not reached.
2.	In the event that CBNL does not release a PMP radio by March 2017 (the twenty (20) month anniversary of the effective date of the agreement), the relevant portion of the fee will be refunded to the Company.
3.	The agreement provides for penalty fees if CBNL does not meet specific delivery dates.
4.	In addition, the agreement enables the Company to purchase quantities of the developed equipment on favorable terms.

The fee has initially been classified as a prepaid expense in the consolidated balance sheet. Research and development expenses are recognized as the various milestones are met. Research and development expenses recognized under this agreement amounted to $300,000 for both the three and six months ended January 31, 2016. Prepaid expenses total $700,000 at January 31, 2016.

Lease Commitments

Effective December 1, 2015, the Company began leasing a laboratory in Plano, Texas. The lease term expires on December 31, 2018 and the average annual rental under the lease is approximately $18,000.

FCC License Renewal

Straight Path Spectrum has eight hundred and twenty-eight (828) 39 GHz Economic Area (“EA”) licenses with an expiration date of October 18, 2020. Straight Path Spectrum previously filed substantial service performance filings for its 39 GHz EA licenses, and these showings have been accepted by the FCC, which resulted in the renewal of the licenses through 2020.

In addition, Straight Path Spectrum holds one hundred and thirty-three (133) 28 GHz (“LMDS”) Basic Trading Area (“BTA”) licenses, of which 14 licenses expire on August 10, 2018, 118 licenses expire on September 21, 2018, and the New York City LMDS license, which was scheduled to expire on February 1, 2016. The Company filed its application to renew its New York City LMDS license in a timely manner with the FCC and the application for renewal is pending. Under the FCC’s rules, when a licensee timely submits an application for renewal, its authorization remains valid until such time as the FCC acts on the application. Straight Path Spectrum previously filed substantial service performance filings for its other one hundred and thirty-two (132) LMDS BTA licenses, and these showings have been accepted by the FCC, which resulted in the renewal of the licenses through the end of the current period.

Other Commitments and Contingencies

The Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $30,000 and $7,000 was incurred to the Former SPSI CEO for this obligation for the three months ended January 31, 2016 and 2015, respectively, and approximately $30,000 and $8,000 for the six months ended January 31, 2016 and 2015, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Exchange Act, including our Annual Report on Form 10-K for the year ended July 31, 2015.

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

On October 23, 2015, the FCC released its Notice of Proposed Rulemaking (“NPRM”) as the next step in its regulatory process. The bands that are being considered in the NPRM for mobile use are 39 GHz (38.6-40.0), 28 GHz (27.5-28.35, or LMDS A1), 37 GHz (37.0-38.6), and 60 GHz (64.0-71.0). Other bands were considered in the NOI and not included in the NPRM. The Commission proposed that the 39 GHz and 28 GHz bands be governed by rules that provide licensees with the flexibility to conduct fixed and/or mobile operations.

Straight Path is the largest holder of geographic area licenses in the bands under consideration in the NPRM. In the 39 GHz band, Straight Path’s holdings cover the entire U.S., with an average of over 800 MHz in the top 30 markets, and a total of over 200 Billion MHz-pops or over 95% of population coverage. Straight Path also holds substantial 28 GHz licenses, including in certain key markets such as NYC and San Francisco, and has a total of about 23 Billion MHz-pops or 11.3% of population coverage.

On October 28, 2015, a short-seller report was published which disagreed with our understanding of the importance of 5G and the NPRM for Straight Path. This viewpoint is considered in our revised Risk Factors.

On January 26, 2016, we submitted comments along with other interested parties in response to the NPRM, and on February 28, 2016 we submitted reply comments in response to the initial comments of other parties. Prior to each round of comments, we met with staff from the FCC. The focus of our comments and reply comments addressed issues relating to rights for incumbent license holders, geographic services area size, repacking the 39 GHz band to enable large contiguous blocks, potential harmful satellite interference, and substantial service requirements and timeline.

Comments, reply comments, and related ex parte filings can be viewed on the FCC’s Electronic Comment Filing System at http://apps.fcc.gov/ecfs/ and searching under the Docket No. 14-177.

Straight Path is also participating in standard setting, namely through 3GPP, as a contributing member.

Innovation in Fixed Wireless Applications: Accelerating Point-to-Multipoint (“PMP”) Platform in 39 GHz

On September 11, 2015, Straight Path Spectrum entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz PMP radio. Straight Path agreed to a $1,000,000 non-recurring engineering investment (“NRE”), and the product is expected to be commercially available within calendar 2016. Straight Path Spectrum also agreed to purchase certain equipment from CBNL at favorable terms. We will use these units to seed the market, increase revenue, and demonstrate the superiority of our network.

Recent Activity Related to Straight Path IP Group

On October 9, 2014, the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) issued an administrative decision stating that claims 1-7 and 32-42 of U.S. Patent No. 6,108,704 (the “‘704 Patent”) are unpatentable. Straight Path IP Group appealed that decision. On November 25, 2015, the appeals court reversed the PTAB’s cancellation of all challenged claims of the ‘704 Patent, rejected the PTAB’s claim construction of a key claim term, and remanded the case back to the PTAB for further proceedings under the correct construction. The same key claim term is at issue in other IPRs brought by different parties. In addition, a number of pending civil actions brought by Straight Path IP Group were stayed or dismissed without prejudice pending the outcome of the appeal. In light of the favorable outcome on appeal, Straight Path IP Group is working to develop plans going forward.

On March 6, 2015, the PTAB granted requests made by Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C. (collectively, “Samsung”) and instituted inter partes review (“IPR”) of several of the Company’s patents, including the ‘704 Patent that was the subject of the favorable appeals court decision. Cisco Systems, Inc. (“Cisco”) and Avaya, Inc. (“Avaya”) have joined the Samsung IPR. On March 4, 2016, the PTAB issued a final written decision holding that, in light of the appeals court’s decision, Samsung failed to show that any claims of the ‘704 Patent and another patent, and a majority of the claims in a third patent, were unpatentable.

On May 15, 2015, the PTAB instituted IPRs of certain claims of several of the Company’s patents, including the ‘704 Patent that was the subject of the favorable appeals court decision, requested by LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”), Vizio, Inc. (“Vizio”) and Hulu LLC (“Hulu”). On June 15, 2015, Cisco, Avaya, and Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) filed related petitions and requested to join the instituted IPRs, and have now been joined. On February 9, 2016, Straight Path IP Group defended its patents at a hearing before the PTAB.

On September 28, 2015 Cisco, Avaya, and the Verizon affiliates filed a petition for IPR of one of the Company’s patents. The petition is pending.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2015 and the notes to our consolidated financial statements.

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

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Customer 1	$41	$41	$83	$83
Customer 2	21	21	43	45
Customer 3	15	10	29	20

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

Three and Six Months Ended January 31, 2016 (“Fiscal 2016”) Compared to Three and Six Months Ended January 31, 2015 (“Fiscal 2015”)

Consolidated

	Three Months Ended
	January 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$112	$2,781	$(2,669)
Direct cost of revenues	13	1,338	(1,325)
Research and development	374	-	374
Selling, general and administrative	2,346	1,605	741
(Loss) income from operations	(2,621)	(162)	(2,459)
Interest and other income	400	9	391
Loss before income taxes	(2,221)	(153)	(2,068)
Provision for income taxes	-	(100)	(100)
Net loss	(2,221)	(253)	(1,968)
Net loss (income) attributable to noncontrolling interests	195	(24)	219
Net (loss) income attributable to Straight Path Communications Inc.	$(2,026)	$(277)	$(1,749)

	Six Months Ended
	January 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$1,815	$7,604	$(5,789)
Direct cost of revenues	795	3,446	(2,651)
Research and development	374	-	374
Selling, general and administrative	3,958	2,708	1,250
(Loss) income from operations	(3,312)	1,450	(4,762)
Interest and other income	410	41	369
(Loss) income before income taxes	(2,902)	1,491	(4,393)
Provision for income taxes	(6)	(855)	849
Net (loss) income	(2,908)	636	(3,544)
Net loss (income) attributable to noncontrolling interests	250	(207)	457
Net (loss) income attributable to Straight Path Communications Inc.	$(2,658)	$429	$(3,087)

Revenues. Revenues generated by Straight Path Spectrum were $112,000 and $217,000 in the three and six months of Fiscal 2016, respectively, and $93,000 and $189,000 in the three and six months of Fiscal 2015, respectively. Revenues generated by Straight Path IP Group were $0 and $1.6 million in the three and six months of Fiscal 2016, respectively, and $2.7 million and $7.4 million in the three and six months of Fiscal 2015, respectively.

Revenues generated by Straight Path IP Group decreased substantially due to the expiration of the licensed patents. The Company was recognizing revenue over the terms of the settlements and license agreements related to such patents entered into in prior periods. All of the revenue was recognized as of September 30, 2015.

In the first two quarters of Fiscal 2015, Straight Path Spectrum’s revenues declined due to a loss of revenues from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015 and continuing in Fiscal 2016, Spectrum lease revenue began to increase due to revenue from the lease of Spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues decreased in Fiscal 2016 compared to Fiscal 2015 primarily due to the decrease in the direct cost of revenues of Straight Path IP Group. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements and were recognized over the same time period as corresponding revenues.

Research and development. Research and development consists primarily of expenses related to the agreement with CBNL in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000. The agreement contains several milestones. For the three and six months in Fiscal 2016, expenses recognized under the agreement totaled $300,000.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in the number of employees and salaries, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs and the putative shareholder class action.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $988,000 and $1,586,000 in the three and six months of Fiscal 2016, respectively, and $846,000 and $1,229,000 in the three and six months of Fiscal 2015, respectively. At January 31, 2016, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3,143,000. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1,769,000 is expected to be recognized in the twelve months ending January 31, 2017, $947,000 is expected to be recognized in the twelve months ending January 31, 2018, and $427,000 is expected to be recognized in the twelve months ending January 31, 2019.

Interest and other income. Interest and other income in the three months of Fiscal 2016 included the reversal of prior period accruals of $390,000 and interest income of $10,000. Interest and other income in the six months of Fiscal 2016 included the reversal of prior period accruals of $390,000 and interest income of $20,000. Interest and other income for the three and six months of Fiscal 2015 consisted of interest income of $9,000 and $18,000, respectively.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both January 31, 2016 and 2015.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for Fiscal 2016 as it incurred a taxable loss. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path at January 31, 2016.

The provision in Fiscal 2016 represents state income taxes. The provision in Fiscal 2015 represents estimated accrual of federal and state income taxes.

Net loss (income) attributable to noncontrolling interests. The change in net loss (income) attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in the Fiscal 2016 periods compared to being profitable in the Fiscal 2015 periods.

Straight Path Spectrum Segment

	Three Months Ended
	January 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$112	$93	$19
Direct cost of revenues	13	-	13
Research and development	374		374
Selling, general and administrative	690	505	185
Loss from operations	$(965)	$(412)	$(553)

	Six Months Ended
	January 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$217	$189	$28
Direct cost of revenues	13	-	13
Research and development	374		374
Selling, general and administrative	1,129	898	231
Loss from operations	$(1,299)	$(709)	$(590)

Revenues.   Revenues generated by Straight Path Spectrum were $112,000 and $217,000 in the three and six months of Fiscal 2016, respectively, and $93,000 and $189,000 in the three and six months of Fiscal 2015, respectively. In the first two quarters of Fiscal 2015, Straight Path Spectrum's revenues declined due to a loss of revenues from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015 and continuing in Fiscal 2016, Spectrum lease revenue began to increase due to revenue from the lease of Spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in the Fiscal 2015 periods.

Research and development. Research and development consists primarily of expenses related to the agreement with CBNL in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000. The agreement contains several milestones. For the three and six months in Fiscal 2016, expenses recognized under the agreement totaled $300,000.

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the hiring of new employees, and the related increase in compensation costs, including stock-based compensation for the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs and the putative shareholder class action.

Straight Path IP Group Segment

	Three Months Ended
	January 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$-	$2,688	$(2,688)
Direct cost of revenues	-	1,338	(1,338)
Research and development	-	-	-
Selling, general and administrative	1,656	1,100	556
(Loss) income from operations	$(1,656)	$250	$(1,906)

	Six Months Ended
	January 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$1,598	$7,415	$(5,817)
Direct cost of revenues	782	3,446	(2,664)
Research and development	-	-	-
Selling, general and administrative	2,829	1,810	1,019
(Loss) income from operations	$(2,013)	$2,159	$(4,172)

Revenues.  We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of $0 and approximately $1.6 million in the three and six months of Fiscal 2016, respectively, and $2.7 million and $7.4 million in the three and six months of Fiscal 2015, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of January 31, 2016, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term, and had been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term is through the expiration of the licensed patents. All of the revenue from these settlements was recognized as of September 30, 2015.

The PTAB’s decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, Verizon Communications, and others were stayed or dismissed without prejudice. In light of the favorable outcome on appeal and the related Samsung IPR, Straight Path IP Group is working with counsel to develop its plans for re-commencement of these civil actions.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.0 million in expenses directly related to these settlements, which was recognized ratably in proportion to the recognition of the related revenue. We generally paid law firms that represented us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition, there are other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

Selling, general and administrative.  Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs and the putative shareholder class action.

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

We currently expect that our cash and cash equivalents on-hand at January 31, 2016 will be sufficient to meet our anticipated cash requirements during the twelve months ending January 31, 2017.

We now anticipate a significant increase in spending to replace equipment as part of our own network and in support of customers’ networks, on expenses for legal and other advisors, and related items. We currently project that such spending will amount to between $2 - $3 million. Additionally, we will continue to prepare to deploy upgraded equipment later in 2016 for PMP applications at 39 GHz, while pursuing our long-term plans for providing 5G mobility services using our licensed spectrum.

As of January 31, 2016, we had cash of $15.4 million and working capital (current assets less current liabilities) of $14.8 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For the three and six months ended January 31, 2016, no payments were made by IDT pursuant to this obligation.

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

Approximately $30,000 and $7,000 was incurred to the Former SPSI CEO for this obligation for the three months ended January 31, 2016 and 2015, respectively, and approximately $30,000 and $8,000 for the six months ended January 31, 2016 and 2015, respectively.

	Six Months Ended January 31,
	2016	2015
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(3,215)	$(208)
Investing activities	(56)	-
Financing activities	1	91
Decrease in cash and cash equivalents	$(3,270)	$(117)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically the timing of settlements of lawsuits brought by Straight Path IP Group and payments of trade accounts payable.

Investing Activities

In Fiscal 2016, the Company purchased $56,000 of property and equipment.

Financing Activities

In Fiscal 2016, the Company received $1,000 upon the exercise of stock options.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability after satisfying all of our operational needs, including payments to the Former SPSI CEO and retain certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum business and possibly the acquisition of complementary businesses or assets. However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

Other than the new leases discussed in Note 9 of the consolidated financial statements, there are no other material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015.

Off-Balance Sheet Arrangements

As of January 31, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015, except the following:

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

There have been allegations regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. Although we are conducting an investigation, we believe that all requirements related to such renewals, including the required showings of substantial service, were met. There are other requirements imposed by FCC rules and regulations on certain licensees, including restrictions on the discontinuation of operations. The preliminary results of our investigation into the renewal allegations indicate that a significant amount of the equipment that had been installed in connection with the substantial service showings is no longer present at the original locations. We informed the FCC of our investigation. We have arranged for replacement equipment to be procured and deployed where necessary, as we continue to prepare to deploy upgraded equipment later in 2016 for PMP applications at 39 GHz, while pursuing our long-term plans for providing 5G mobility services using our licensed spectrum. We believe that our licenses were properly renewed for a second ten-year term in compliance with applicable FCC rules. We cannot, at this time, give any assurance as to how the FCC may proceed in this matter. If the FCC were to disagree that we have complied with its rules, it may impose fines and/or additional reporting or operational requirements, revoke or condition our licenses, or take other action.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In December 2015, the Company received approximately $1,000 for the exercise of stock options. The proceeds were used for general working capital purposes.

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

STRAIGHT PATH COMMUNICATIONS INC.

March 11, 2016	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

March 11, 2016	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer

