Form 10-Q
period 2016-04-30
Straight Path Communications Inc.
filed 2016-06-09
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

As of June 9, 2016, the registrant had outstanding 787,163 shares of Class A common stock and 11,390,081 shares of Class B common stock. Excluded from these numbers are 41,723 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	April 30, 2016	July 31, 2015
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$13,172	$18,620
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	39	82
Due from settlement	65	-
Prepaid expenses - related to IP settlements and licensing	-	783
Other current assets	229	273
Total current assets	13,505	19,758
Prepaid expenses – development agreement	300	-
Property and equipment, net of accumulated depreciation	1,345	-
Intangible assets	365	365
Other assets	106	115
Total assets	$15,621	$20,238

Liabilities and Equity
Current liabilities:
Trade accounts payable	$170	$238
Accrued expenses	436	828
Deferred revenue	76	1,646
Income taxes payable	225	225
Total current liabilities	907	2,937
Deferred revenue - long-term portion	98	105
Total liabilities	1,005	3,042
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,429 and 11,308 shares issued, 11,387 and 11,266 shares outstanding as of April 30, 2016 and July 31, 2015	114	113
Common stock to be issued, 0 and 60,000 shares	-	1,495
Additional paid-in capital	21,002	17,316
(Accumulated deficit) retained earnings	(4,431)	72
Treasury stock, 42 shares at cost	(480)	(480)
Total Straight Path Communications Inc. stockholders’ equity	16,213	18,524
Noncontrolling interests	(1,597)	(1,328)
Total equity	14,616	17,196
Total liabilities and equity	$15,621	$20,238

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenues	$219	$2,867	$2,034	$10,471

Costs and expenses:
Direct cost of revenues	88	1,315	883	4,761
Research and development	505	-	879	-
Selling, general and administrative	1,528	1,353	5,486	4,061

Total costs and expenses	2,121	2,668	7,248	8,822

(Loss) income from operations	(1,902)	199	(5,214)	1,649

Other income:
Interest income	10	9	30	27
Other income	3	-	393	23

Total other income	13	9	423	50

(Loss) income before income taxes	(1,889)	208	(4,791)	1,699
Provision for income tax benefits (income taxes)	25	801	19	(54)

Net (loss) income	(1,864)	1,009	(4,772)	1,645
Net loss (income) attributable to noncontrolling interests	19	(211)	269	(418)

Net (loss) income attributable to Straight Path Communications Inc.	$(1,845)	$798	$(4,503)	$1,227

(Loss) earnings per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.15)	$0.07	$(0.38)	$0.11

Diluted	$(0.15)	$0.07	$(0.38)	$0.10

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	11,905	11,449	11,856	11,426

Diluted	11,905	11,879	11,856	11,837

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended April 30, 2016

(Unaudited)

(In Thousands)

	Class A		Class B		Common Stock	Additional	(Accumulated Deficit)
	Common Stock		Common Stock		To Be	Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Issued	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2015	787	$8	11,308	$113	$1,495	$17,316	$72	$(480)	$(1,328)	$17,196

Common stock issued or to be issued for compensation	-	-	121	1	(1,495)	3,685	-	-	-	2,191

Common stock issued for exercises of stock options	-	-	-	-	-	1	-	-	-	1

Net loss	-	-	-	-	-	-	(4,503)	-	(269)	(4,772)

Balance as of April 30, 2016	787	$8	11,429	$114	$-	$21,002	$(4,431)	$(480)	$(1,597)	$14,616

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	April 30,
	2016	2015

Operating activities:
Net (loss) income	$(4,772)	$1,645
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Common stock issued or to be issued for compensation	2,191	1,524
Depreciation	38	-
Changes in assets and liabilities:
Trade accounts receivable, net	43	34
Due from settlement	(65)	(91)
Prepaid expenses – related to settlements and licensing	783	3,696
Other current assets	44	(152)
Prepaid expenses – development agreement	(300)	-
Other assets	9	15
Trade accounts payable	(68)	227
Accrued expenses	(392)	(774)
Due to IDT Corporation	-	(6)
Deferred revenue	(1,577)	(7,554)
Income taxes payable	-	(70)
Net cash used in operating activities	(4,066)	(1,506)

Investing activities:
Purchases of property and equipment	(1,383)	-
Net cash used in investing activities	(1,383)	-

Financing activities:
Sale of treasury stock	-	65
Common stock issued upon exercise of stock options	1	46
Dividends paid to stockholders of noncontrolling interests	-	(875)
Net cash provided by (used in) financing activities	1	(764)

Net decrease in cash and cash equivalents	(5,448)	(2,270)
Cash and cash equivalents at beginning of period	18,620	21,232
Cash and cash equivalents at end of period	$13,172	$18,962

Supplemental schedule of noncash activities
Common stock repurchased for withholding tax purposes	$-	$545
Purchase of intangibles	$-	$15

Supplemental cash flow information
Cash paid during the period for income taxes	$8	$117

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. (“Straight Path”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path, a Delaware corporation, was incorporated in April 2013. Straight Path’s businesses consist of an indirect 100% ownership of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), a direct 84.5% ownership of Straight Path IP Group, Inc. (“Straight Path IP Group”), and an indirect 100% ownership of Straight Path Ventures, LLC (“Straight Path Ventures”). In these financial statements, the “Company” refers to Straight Path, Straight Path Spectrum, Straight Path IP Group, and Straight Path Ventures on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for fiscal years beginning after December 15, 2015. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On August 1, 2015, the Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014- 09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Property and Equipment

Property and equipment, consisting of microwave links, is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (8 years). Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

Note 4—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the nine months ended April 30, 2016 was as follows:

1.	The Company issued a total of 36,000 shares to two employees as compensation.
2.	The Company issued 60,000 shares to Davidi Jonas (“Jonas”), the Company’s Chief Executive Officer and President, as compensation.
3.	The Company issued 24,000 shares to non-employee directors as compensation.
4.	The Company issued 1,250 shares to a consultant as compensation.

Class B common stock activity subsequent to April 30, 2016 was as follows:

1.	The Company issued 1,452 shares upon the exercise of stock options and received proceeds of $8,232.

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

At both April 30, 2016 and July 31, 2015, there were 41,723 shares of treasury stock at a value of $480,000.

Stock-Based Compensation:

From time to time, the Company issues restricted shares of Class B common stock and options to purchase Class B common stock to non-employee directors, officers, employees, and other service providers.

On October 8, 2015, the Company approved an amendment and restatement of the Company’s 2013 Stock Option and Incentive Plan (“2013 Plan”) increasing the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 475,000 shares. The increase was approved by the stockholders on January 12, 2016 at the Company’s annual stockholder meeting.

Issuances of Class B common stock included in stock-based compensation for the nine months ended April 30, 2016 are as follows:

On July 23, 2015, the Compensation Committee of the Board approved the issuance to Jonas of 60,000 shares of Class B common stock for services performed for the entire fiscal year of 2015, ending July 31, 2015, subject to ratification by the Company’s Chief Financial Officer, Jonathan Rand. The shares vested immediately upon ratification. The aggregate fair value of the issuance was $1,495,000 and was charged as stock compensation in Fiscal 2015. The shares were issued on August 7, 2015. As of July 31, 2015, such shares were classified as common stock to be issued.

In October 2015, the Company granted an employee 28,000 restricted shares of Class B common stock. 4,000 of the shares vested on April 4, 2016. The balance of the shares will vest as to one-third of the granted shares on each of October 16, 2016, 2017 and 2018. The aggregate fair value of the grant was $1,052,000 which is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2016, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately upon grant. The aggregate fair value of the grant was approximately $418,000.

On March 15, 2016, the Company granted an employee 8,000 restricted shares of Class B common stock. 4,000 of the shares will vest on October 16, 2016 and 4,000 shares will vest on March 16, 2017. The aggregate fair value of the grant was $285,000 which is being charged to expense on a straight-line basis over the vesting period.

Stock-based compensation is included in selling, general and administrative expense and amounted to $605,000 and $295,000 for the three months ended April 30, 2016 and 2015, respectively and $2,191,000 and $1,524,000 for the nine months ended April 30, 2016 and 2015, respectively. As of April 30, 2016, there was approximately $2,851,000 of total unrecognized compensation cost related to non-vested restricted shares. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1,747,000 is expected to be recognized in the twelve months ending April 30, 2017, $825,000 is expected to be recognized in the twelve months ending April 30, 2018, and $279,000 is expected to be recognized in the twelve months ending April 30, 2019.

Note 5—Earnings (Loss) Per Share

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	11,905	11,449	11,856	11,426
Effect of dilutive securities:
Shares underlying stock options	—	5	—	6
Non-vested restricted Class B common stock	—	425	—	405

Diluted weighted-average number of shares	11,905	11,879	11,856	11,837

The following shares were excluded from the diluted earnings (loss) per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	3	—	4	—
Non-vested restricted Class B common stock	179	—	175	—

Shares excluded from the calculation of diluted earnings (loss) per share	182	—	179	—

For the three and nine months ended April 30, 2016, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

Note 6—Related Party Transactions

In connection with the Spin-Off, the Company and IDT entered into a Separation and Distribution Agreement and a Tax Separation Agreement to complete the separation of the Company’s businesses from IDT, to distribute the Company’s common stock to IDT’s stockholders, and set forth certain understandings related to the Spin-Off. These agreements govern the relationship between the Company and IDT after the distribution and also provide for the allocation of employee benefits, taxes, and other liabilities and obligations attributable to periods prior to the distribution. These agreements reflect terms between affiliated parties established without arms-length negotiation. The Company believes that the terms of these agreements equitably reflect the benefits and costs of the Company’s ongoing relationships with IDT.

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform, or otherwise discharge any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In the year ended July 31, 2014, IDT paid approximately $386,000 pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in Fiscal 2015 or through April 30, 2016.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in the three and nine months ended April 30, 2016.

IDT charged the Company for certain transactions and allocates routine expenses based on specific items prior to January 1, 2015. Specifically, IDT allocated payroll, benefits, insurance, facilities, and other expenses to the Company, which were included in “Selling, general and administrative expense” in the consolidated statements of operations. In addition, IDT charged the Company for regulatory fees, connectivity charges, and legal expenses, which were included in “Direct cost of revenues” in the consolidated statements of operations.

In July 2015, a payable owed to IDT related to legal expenses totaling $513,481 that were paid on behalf of the Company were forgiven. The Company recognized the transaction as an increase of additional paid-in capital.

Following are the amounts that IDT charged the Company pursuant to the TSA or through intercompany charges for periods prior to the Spin-Off:

	Three Months Ended April 30 ,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Included in direct cost of revenues	$—	$—	$—	$—
Included in selling, general and administrative	—	—	—	464

Note 7—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Customer 1	$41	$41	$124	$124
Customer 2	21	21	64	66
Customer 3	15	10	43	29
Customer 4	14	N/A	N/A	N/A

The loss of any of these major customers may have an adverse effect on the Company’s results of operations and cash flows.

Note 8—Income Taxes

As a result of its corporate structure, Straight Path and its subsidiaries file the following income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both April 30, 2016 and 2015.

Straight Path Ventures files its own tax returns. There is no provision for Straight Path Ventures for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, since it is a partnership return, its results are passed to its partners, both of which are included in the consolidated tax return of Straight Path.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for the nine months ended April 30, 2016 and 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path at April 30, 2016. The benefit in Fiscal 2016 represents a federal refund from a prior year net of current state income and franchise taxes.

The provision for income taxes for the nine months ended April 30, 2015 consisted solely of certain state income taxes. The provision for income tax benefits for the three months ended April 30, 2015 consisted primarily of the reversal of income taxes previously accrued during the first and second quarters for the year ended April 30, 2015 as a result of the use of certain suspended losses.

Note 9—Business Segment Information

Prior to November 1, 2015, the Company had two reportable business segments, Straight Path Spectrum, which holds, leases, and markets fixed wireless spectrum, and Straight Path IP Group, which holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property. Effective November 1, 2015, a third segment, referred to as Straight Path Ventures, has been designated. Straight Path Ventures focuses on developing next generation wireless technology for 39 GHz at the Company’s Gigabit Mobility Lab in Plano, Texas.

The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. There are no significant asymmetrical allocations to segments.

The Company allocates all of the corporate general and administrative expenses of Straight Path to Straight Path IP Group, Straight Path Spectrum, and Straight Path Ventures based upon the relative time of management and other corporate resources expended relative to each business as well as the revenues earned by each division. For all periods through January 31, 2016, these were allocated 80% to Straight Path IP Group and 20% to Straight Path Spectrum. No expenses were allocated to Straight Path Ventures because they were deemed to be immaterial. Commencing on February 1, 2016, these expenses are being allocated 20% to Straight Path IP Group and 80% to Straight Path Spectrum, except for the following: expenses related to the Gigabit Mobility Lab are being allocated 100% to Straight Path Ventures; employment expenses of our Chief Technology Officer are being allocated 20% to Straight Path IP Group, 20% to Straight Path Spectrum, and 60% to Straight Path Ventures; and employment expenses related to another employee are being allocated 20% to Straight Path Spectrum and 80% to Straight Path Ventures. The changes in allocations were brought about by the expiration of the licensed patents held by Straight Path IP Group and the increase in activities of Straight Path Ventures. Straight Path IP Group has been recognizing revenues over the terms of the settlements and license agreements related to such patents entered into in prior periods. With the expiration of the key patents and the increase in activities of Straight Path Ventures, the Company determined to modify the allocation, and in light of the anticipated level of activity in Straight Path IP Group’s enforcement activities and Straight Path Ventures’ development activities, the Company determined that a general 20% allocation to Straight Path IP Group, subject to the specific allocations listed above, represented the appropriate split in light of all factors.

Operating results for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total
	(Unaudited, in thousands)
Three Months Ended April 30, 2016
Revenues	$122	$97	$-	$219
Loss from operations	(1,308)	(160)	(434)	(1,902)
Three Months Ended April 30, 2015
Revenues	$99	$2,768	$-	$2,867
Income (loss) from operations	(353)	552	-	199
Nine Months Ended April 30, 2016
Revenues	$339	$1,695	$-	$2,034
Loss from operations	(2,484)	(2,173)	(557)	(5,214)
Nine Months Ended April 30, 2015
Revenues	$288	$10,183	$-	$10,471
Income (loss) from operations	(1,062)	2,711	-	1,649

Total assets for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total
	(in thousands)
Total assets
April 30, 2016 (unaudited)	$11,441	$3,080	$1,100	$15,621
July 31, 2015	5,637	14,601	-	20,238

Note 10—Commitments and Contingencies

Legal Proceedings

Putative Class Action and Shareholder Derivative Action

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc. (the “Company”), Davidi Jonas, and Jonathan Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al., No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired the Company’s common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to the Company’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees, and costs. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. On April 11, 2016, the court entered an order appointing Charles Frischer as lead plaintiff and approving lead plaintiff’s selection of Glancy Prongay & Murray LLP as lead counsel and Schnader Harrison Segal & Lewis LLP as liaison counsel. On April 18, 2016, the court entered a scheduling order providing that lead plaintiff must file an amended class action complaint by June 17, 2016; defendants have 60 days to answer or otherwise respond to the amended complaint; lead plaintiff has 45 days to respond; and defendants have 30 days to reply.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al., No. 2:16-cv-00541-JMV-MF, was filed in the federal district court for the District of New Jersey against Howard Jonas, Davidi Jonas, Jonathan Rand, and the Company’s current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although the Company is named as a nominal defendant, the Company’s bylaws generally require the Company to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to the Company by making misrepresentations and omissions about the Company and failing to correct the Company’s public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees, and costs, as well as injunctive relief. On April 26, 2016, the case was reassigned to Judge John Michael Vasquez. On June 9, 2016, the parties filed a stipulation and proposed order that, among other things, would stay the case on terms specified therein.

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

Sipnet Appeal

On April 11, 2013, Sipnet EU S.R.O. (“Sipnet”), a Czech company, filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “‘704 Patent”). On October 9, 2014, the PTAB issued an administrative decision that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. On November 10, 2014, Straight Path IP Group filed a Notice of Appeal at the United States Court of Appeals for the Federal Circuit (the “CAFC”) and at the PTAB (the “Sipnet Appeal”). On November 25, 2015, the CAFC issued a decision in the Sipnet Appeal that reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. On May 23, 2016, the PTAB issued a final written decision finding that Sipnet failed to show that any of the challenged claims were unpatentable.

During the pendency of the Sipnet Appeal and related IPRs, all litigation related to the relevant patents that was brought by us as plaintiff had been stayed or dismissed without prejudice, and therefore, we did not move forward with civil actions against Samsung Electronics Company et al. (“Samsung”), LG Electronics, Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), Apple Inc. (“Apple”), Avaya Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), or Verizon Communications, Inc. (“Verizon Communications”) while the Sipnet Appeal and related IPRs were pending. As discussed in more detail below, Straight Path IP Group has requested that certain of the stays be lifted and has refiled one case and is planning to refile several other cases.

Additional IPRs

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions. On June 15, 2015, Cisco and Avaya joined this instituted IPR. On November 18, 2015, Straight Path IP Group defended these patents at a hearing before the PTAB. The parties filed additional briefing regarding the impact of the CAFC’s decision in the Sipnet Appeal. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the Federal Circuit of the PTAB’s decision. On May 6, 2016, Cisco and Avaya also filed a notice of appeal to the Federal Circuit of the PTAB’s decision.

On October 31, 2014, LG, Toshiba, Vizio, and Hulu LLC (“Hulu”) (collectively, “Petitioners”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPR of these claims. On June 15, 2015, Cisco and Avaya filed three related petitions and requested to join the instituted IPRs. Also, on June 15, 2015, Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) filed related petitions on the ‘704 and ‘121 Patents and requested to join the instituted IPRs. On November 10, 2015, the PTAB joined Cisco and Avaya in the three LG IPRs. On November 24, 2015, the PTAB joined the Verizon affiliates in the LG IPRs for the ‘704 and ‘469 Patents. The parties filed additional briefing regarding the impact of the CAFC’s decision in the Sipnet Appeal. On February 9, 2016, Straight Path IP Group defended these patents at a hearing before the PTAB. On May 9, 2016, the PTAB issued a final written decision holding that Petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that Petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, Petitioners filed a notice of appeal to the Federal Circuit of the PTAB’s decision.

On September 28, 2015, Cisco, Avaya, and the Verizon affiliates filed a petition for an IPR with the PTAB for all claims of U.S. Patent No. 6,701,365 (the “‘365 Patent”). On January 7, 2016, Straight Path IP Group filed its Preliminary Response. Shortly thereafter, the parties filed additional briefing to address the CAFC’s decision in the Sipnet Appeal. On April 6, 2016, the PTAB denied the petition, finding that the petitioners had not demonstrated a reasonable likelihood that any challenged claim was unpatentable.

Patent Enforcement

In light of the favorable outcomes in the Sipnet Appeal and in the related IPRs, Straight Path IP Group is re-commencing its patent enforcement efforts.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba, and Vizio alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The actions against LG, Toshiba, and Vizio were consolidated (the “consolidated action”). In October 2014, Hulu intervened in the consolidated action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action in the United States District Court for the Northern District of California seeking declaratory relief of non-infringement of the ‘704, ‘469, and ‘121 Patents based in part on the allegations related to the consolidated action in Virginia (the “Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to the Eastern District of Virginia. On May 28, 2015, the California court transferred the Amazon action to Virginia. In November 2014, Straight Path IP Group, defendants, and Hulu jointly moved to stay the consolidated action pending the completion of the defendants’ and Hulu’s IPR petitions of the asserted patents and a decision in the Sipnet Appeal. On November 4, 2014, the court granted the stay and also held in abeyance the briefing on Amazon’s motion to intervene. The Amazon action has been stayed but not yet consolidated with the consolidated action. On May 23, 2016, the Company filed status reports with the Court in both the consolidated action and the Amazon action requesting that the stay be lifted, and the defendants filed a statement and request for leave to file a motion to continue the stay.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and the IPR petitions filed by Samsung. On May 31, 2016, Straight Path IP Group filed a notice informing the court of the results of the Samsung IPR and the Sipnet Appeal and requesting that the stay be lifted. On June 2, 2016, the defendants filed a notice asserting that the stay should remain pending their appeal of the PTAB’s decision in the Samsung IPR.

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

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York. Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe three of its patents (the ‘704, ‘469, and ‘365 Patents). On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants. On June 7, 2016, Straight Path IP Group filed a new complaint in the United States District Court for the Southern District of New York against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469 and ‘365 Patents.

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

The fee has initially been classified as a prepaid expense in the consolidated balance sheet. Research and development expenses are recognized as the various milestones are met. Two milestones have been reached to date. Research and development expenses recognized under this agreement for the three and nine months ended April 30, 2016 amounted to $400,000 and $700,000, respectively. Prepaid expenses total $300,000 at April 30, 2016.

Lease Commitments

Effective December 1, 2015, the Company began leasing a laboratory in Plano, Texas. The lease term expires on December 31, 2018 and the average annual rental under the lease is approximately $18,000.

Federal Communications Commission (“FCC”) License Renewal

Straight Path Spectrum has eight hundred and twenty-eight (828) 39 GHz Economic Area (“EA”) licenses with an expiration date of October 18, 2020. Straight Path Spectrum previously filed substantial service performance filings for its 39 GHz EA licenses. 828 showings have been accepted by the FCC, which resulted in the renewal of the licenses through 2020.

In addition, Straight Path Spectrum has 133 local multipoint distribution services (“LMDS”) Basic Trading Area (“BTA”) licenses, including 16 licenses in the 27.5 – 28.35 GHz A1 band (the “LMDS A1 Licenses”). Of these licenses, 14 expire on August 10, 2018, 118 expire on September 21, 2018, and the LMDS A1 License that covers parts of the New York City BTA (the “New York City LMDS A1 License”) was scheduled to expire on February 1, 2016. On April 20, 2016, the FCC granted Straight Path Spectrum’s application to renew its New York City LMDS A1 License for a ten-year period, and thus the New York City LMDS A1 License now expires on February 1, 2026. Substantial service performance filings were filed for the other 132 LMDS BTA licenses, and these showings have been accepted by the FCC, which resulted in the renewal of the licenses through the end of the current period.

Other Commitments and Contingencies

The Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $6,000 and $3,000 was incurred to the Former SPSI CEO for this obligation for the three months ended April 30, 2016 and 2015, respectively, and approximately $36,000 and $11,000 for the nine months ended April 30, 2016 and 2015, respectively.

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

Straight Path Communications Inc. is a communications asset company. We own 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”) and, via intermediate wholly-owned entities, 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and 100% of Straight Path Ventures, LLC (“Straight Path Ventures”).

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases, and markets fixed wireless spectrum. Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property. Straight Path Ventures is developing next generation wireless technology for 39 GHz.

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

On October 17, 2014, the FCC released a Notice of Inquiry (“NOI”) to examine the potential for the provision of mobile radio services in bands above 24 GHz, and identified 39 GHz and 28 GHz as two potential candidates. Comments from much of the wireless telecommunications industry were generally positive, with many commenters urging the Commission to move toward authorization of mobile services as rapidly as possible. The primary dissent came from satellite operators and those representing interests of the satellite industry.

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

Straight Path is the largest holder of geographic area licenses in the bands under consideration in the NPRM. In the 39 GHz band, Straight Path’s holdings cover the entire U.S., with an average of over 800 MHz in the top 30 markets, and a total of over 200 Billion MHz-pops or over 95% of population coverage of active 39 GHz EA licenses. Straight Path also has substantial holdings in the 28 GHz band, including in certain key markets such as New York City and San Francisco, and has a total of about 23 Billion MHz-pops or 11.3% of population coverage.

On October 28, 2015, a short-seller report was published which disagreed with our understanding of the importance of 5G and the NPRM for Straight Path. This viewpoint is considered in our revised Risk Factors.

On January 26, 2016, we submitted comments along with other interested parties in response to the NPRM, and on February 28, 2016 we submitted reply comments in response to the initial comments of other parties. Prior to each round of comments, we met with staff from the FCC. The focus of our comments and reply comments addressed issues relating to rights for incumbent license holders, geographic services area size, repacking the 39 GHz band to enable large contiguous blocks, potential harmful satellite interference, and substantial service requirements and timeline. On multiple occasions, FCC Commissioners, including Chairman Wheeler, stated that the FCC expects to release a Report & Order this summer.

Comments, reply comments, and related ex parte filings can be viewed on the FCC’s Electronic Comment Filing System at http://apps.fcc.gov/ecfs/ and searching under the Docket No. 14-177.

On April 20, 2016, the FCC granted Straight Path Spectrum’s application to renew its local multipoint distribution services Basic Trading Area (“BTA”) license for the 27.5 – 28.35 GHz A1 band that covers parts of the New York City BTA for a ten-year period, until February 1, 2026.

Straight Path is also participating in standard setting, namely through 3GPP, as a contributing member.

Innovation in Fixed Wireless Applications: Accelerating Point-to-Multipoint (“PMP”) Platform in 39 GHz

On September 11, 2015, Straight Path entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz PMP radio. Straight Path agreed to a $1,000,000 non-recurring engineering investment (“NRE”), and the product is expected to be commercially available by late 2016 or early 2017. As previously disclosed, Straight Path had agreed to purchase approximately 300 39 GHz radios from CBNL at favorable terms, and has now increased its order to 500 units for $2.1 million.

Deployment of Currently Available Technology at 39 GHz to Engage Broad Customer Base

The Company purchased approximately $1.4 million of currently available technology at 39 GHz to deploy through independent wireless operators in order to engage a broad customer base in advance of our deployment of the CBNL PMP radios when they become commercially available in late 2016 or early 2017.

Recent Activity Related to Straight Path IP Group

On October 9, 2014, the Patent Trial and Appeals Board of the United States Patent and Trademark Office (the “PTAB”) issued an administrative decision stating that claims 1-7 and 32-42 of U.S. Patent No. 6,108,704 (the “‘704 Patent”) are unpatentable. Straight Path IP Group appealed that decision. On November 25, 2015, the appeals court reversed the PTAB’s cancellation of all challenged claims of the ‘704 Patent, rejected the PTAB’s claim construction of a key claim term, and remanded the case back to the PTAB for further proceedings under the correct construction. On May 23, 2016, the PTAB issued a final written decision finding none of the challenged claims unpatentable.

On March 6, 2015, the PTAB granted requests made by Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America, L.L.C. (collectively, “Samsung”) and instituted inter partes review (“IPR”) of several of the Company’s patents, including the ‘704 Patent that was the subject of the favorable appeals court decision. Cisco Systems, Inc. (“Cisco”) and Avaya, Inc. (“Avaya”) were joined in the Samsung IPR. On March 4, 2016, the PTAB issued a final written decision holding that, in light of the appeals court’s decision, Samsung failed to show that any claims of the ‘704 Patent and another patent, and a majority of the claims in a third patent, were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the Federal Circuit of the PTAB’s decision. On May 6, 2016, Cisco and Avaya also filed a notice of appeal to the Federal Circuit of the PTAB’s decision.

On May 15, 2015, the PTAB instituted IPRs of certain claims of several of the Company’s patents, including the ‘704 Patent that was the subject of the favorable appeals court decision, requested by LG Electronics, Inc., LG Electronics U.S.A., Inc., LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Toshiba Corporation, Toshiba America Inc., Toshiba America Information Systems, Inc. (collectively “Toshiba”), Vizio, Inc. (“Vizio”) and Hulu LLC (“Hulu”) (collectively, “Petitioners”). On June 15, 2015, Cisco, Avaya, and Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) filed related petitions and requested to join the instituted IPRs, and have now been joined. On February 9, 2016, Straight Path IP Group defended its patents at a hearing before the PTAB. On May 9, 2016, the PTAB issued a final written decision holding that Petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that Petitioners failed to show that the majority of the claims of two other patents were unpatentable. On May 20, 2016, Petitioners filed a notice of appeal to the Federal Circuit of the PTAB’s decision.

On September 28, 2015 Cisco, Avaya, and the Verizon affiliates filed a petition for IPR of one of the Company’s patents. On April 6, 2016, the PTAB denied the petition, finding that the petition had not demonstrated a reasonable likelihood that any challenged claim was unpatentable.

In light of these favorable PTAB decisions, on May 23, 2016, Straight Path IP Group filed status reports in its civil actions against LG, Toshiba, Vizio, and Amazon in the federal district court for the Eastern District of Virginia and requested that the court lift the stays in those actions, and the defendants filed a statement and request for leave to file a motion to continue the stay. On May 31, 2016, Straight Path IP Group filed a notice in its civil action against Samsung in the federal district court in the Eastern District of Texas and requested that the court lift the stay in that civil action, and on June 2, 2016, the defendants filed a notice asserting that the stay should remain pending their appeal of the PTAB’s decision in the Samsung IPR. On June 7, 2016, Straight Path IP Group filed a new complaint in the United States District Court for the Southern District of New York against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469 and ‘365 Patents.

Recent Activity Related to Straight Path Ventures

Straight Path Ventures has begun work at its Gigabit Mobility Lab in Plano, Texas to develop next generation wireless technology for 39 GHz. Although work is at an early stage, the Company decided that this activity now warrants a separate reportable business segment.

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

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial registration statement filed related to our spin-off from IDT, July 31, 2017, or such earlier time that we are no longer an emerging growth company and, if we do, the information that we provide stockholders may be different than you might receive from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Customer 1	$41	$41	$124	$124
Customer 2	21	21	64	66
Customer 3	15	10	43	29
Customer 4	14	N/A	N/A	N/A

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

Three and Nine Months Ended April 30, 2016 (“Fiscal 2016”) Compared to Three and Nine Months Ended April 30, 2015 (“Fiscal 2015”)

Consolidated

	Three Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$219	$2,867	$(2,648)
Direct cost of revenues	88	1,315	(1,227)
Research and development	505	-	505
Selling, general and administrative	1,528	1,353	175
(Loss) income from operations	(1,902)	199	(2,101)
Interest and other income	13	9	4
(Loss) income before income taxes	(1,889)	208	(2,097)
Provision for income tax benefits	25	801	(776)
Net (loss) income	(1,864)	1,009	(2,873)
Net loss (income) attributable to noncontrolling interests	19	(211)	230
Net loss (income) attributable to Straight Path Communications Inc.	$(1,845)	$798	$(2,643)

	Nine Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$2,034	$10,471	$(8,437)
Direct cost of revenues	883	4,761	(3,878)
Research and development	879	-	879
Selling, general and administrative	5,486	4,061	1,425
(Loss) income from operations	(5,214)	1,649	(6,863)
Interest and other income	423	50	373
(Loss) income before income taxes	(4,791)	1,699	(6,490)
Provision for income tax benefits (income taxes)	19	(54)	73
Net (loss) income	(4,772)	1,645	(6,417)
Net loss (income) attributable to noncontrolling interests	269	(418)	687
Net (loss) income attributable to Straight Path Communications Inc.	$(4,503)	$1,227	$(5,730)

Revenues. Revenues generated by Straight Path Spectrum were $122,000 and $339,000 in the three and nine months of Fiscal 2016, respectively, and $99,000 and $288,000 in the three and nine months of Fiscal 2015, respectively. Revenues generated by Straight Path IP Group were $97,000 and $1.7 million in the three and nine months of Fiscal 2016, respectively, and $2.8 million and $10.2 million in the three and nine months of Fiscal 2015, respectively.

Revenues generated by Straight Path IP Group decreased substantially due to the expiration of the licensed patents. The Company was recognizing revenue over the terms of the settlements and license agreements related to such patents entered into in prior periods. Primarily all of the revenue was recognized as of September 30, 2015.

In the first two quarters of Fiscal 2015, Straight Path Spectrum’s revenues declined due to a loss of revenues from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015 and continuing in Fiscal 2016, spectrum lease revenue began to increase due to revenue from the lease of spectrum to new customers (wireless network operators).

In February 2015, capital contributions were made to a wholly-owned limited liability company to serve as an acquisition vehicle for several possible acquisition opportunities that the Company was evaluating at that time to increase revenue and strategic strength of the Company’s primary businesses.

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

Research and development. Research and development consists of expenses related to the agreement with CBNL in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000, and expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz. The CBNL agreement contains several milestones. Two milestones have been reached to date. For the three and nine months in Fiscal 2016, expenses recognized under the agreement totaled $400,000 and $700,000, respectively.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in the number of employees and salaries, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs and the putative shareholder class action and derivative action.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $605,000 and $2,191,000 in the three and nine months of Fiscal 2016, respectively, and $295,000 and $1,524,000 in the three and nine months of Fiscal 2015, respectively. At April 30, 2016, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $2,851,000. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1,747,000 is expected to be recognized in the twelve months ending April 30, 2017, $825,000 is expected to be recognized in the twelve months ending April 30, 2018, and $279,000 is expected to be recognized in the twelve months ending April 30, 2019.

Interest and other income. Interest and other income in the three months of Fiscal 2016 included interest income of $10,000 and other income of $3,000. Interest and other income in the nine months of Fiscal 2016 included the reversal of prior period accruals of $390,000, interest income of $30,000 and other income of $3,000. Interest and other income for the three and nine months of Fiscal 2015 consisted of interest income of $9,000 and $27,000, respectively and other income of $0 and $23,000, respectively.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both April 30, 2016 and 2015.

Straight Path Ventures files its own tax returns. There is no provision for Straight Path Ventures for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, since it is a partnership return, its results are passed to its partners, both of which are included in the consolidated tax return of Straight Path.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for the nine months ended April 30, 2016 and 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path at April 30, 2016. The benefit in Fiscal 2016 represents a federal refund from a prior year net of current state income and franchise taxes.

The provision for income taxes for the nine months ended April 30, 2015 consisted solely of certain state income taxes. The provision for income tax benefits for the three months ended April 30, 2015 consisted primarily of the reversal of income taxes previously accrued during the first and second quarters for the year ended April 30, 2015 as a result of the use of certain suspended losses.

Net (income) loss attributable to noncontrolling interests. The change in net loss (income) attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in the Fiscal 2016 periods compared to being profitable in the Fiscal 2015 periods.

Straight Path Spectrum Segment

	Three Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$122	$99	$23
Direct cost of revenues	56	-	56
Research and development	400	-	400
Selling, general and administrative	974	452	522
Loss from operations	$(1,308)	$(353)	$(955)

	Nine Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$339	$288	$51
Direct cost of revenues	69	-	69
Research and development	700	-	700
Selling, general and administrative	2,054	1,350	704
Loss from operations	$(2,484)	$(1,062)	$(1,422)

Revenues. Revenues generated by Straight Path Spectrum were $122,000 and $339,000 in the three and nine months of Fiscal 2016, respectively, and $99,000 and $288,000 in the three and nine months of Fiscal 2015, respectively. In the first two quarters of Fiscal 2015, Straight Path Spectrum’s revenues declined due to a loss of revenues from some legacy leases that expired or terminated. In the third and fourth quarters of Fiscal 2015 and continuing in Fiscal 2016, spectrum lease revenue began to increase due to revenue from the lease of spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in the Fiscal 2015 periods.

Research and development. Research and development consists of expenses related to the agreement with CBNL in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000. The agreement contains several milestones. Two milestones have been reached to date. For the three and nine months in Fiscal 2016, expenses recognized under the agreement totaled $400,000 and $700,000, respectively.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the hiring of new employees, and the related increase in compensation costs, including stock-based compensation for the issuances of restricted common stock to employees, and increased legal costs due to the putative shareholder class action and derivative action.

Straight Path IP Group Segment

	Three Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$97	$2,768	$(2,671)
Direct cost of revenues	32	1,315	(1,283)
Research and development	-	-	-
Selling, general and administrative	225	901	(676)
(Loss) income from operations	$(160)	$552	$(712)

	Nine Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$1,695	$10,183	$(8,488)
Direct cost of revenues	814	4,761	(3,947)
Research and development	-	-	-
Selling, general and administrative	3,054	2,711	343
(Loss) income from operations	$(2,173)	$2,711	$(4,884)

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of $97,000 and approximately $1.7 million in the three and nine months of Fiscal 2016, respectively, and $2.8 million and $10.2 million in the three and nine months of Fiscal 2015, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of April 30, 2016, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term, and had been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term is through the expiration of the licensed patents. Primarily all of the revenue from these settlements was recognized as of September 30, 2015. Revenue for the three months ended April 30, 2016 of $97,000 represents contingent revenue owed under one agreement.

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, Verizon, and others were stayed or dismissed without prejudice. In light of the favorable outcome on appeal and the favorable PTAB rulings in the related IPR proceedings, Straight Path IP Group has requested that stays be lifted in its civil actions against Samsung, LG, Toshiba, Vizio, and Amazon, and has re-commenced its action against Verizon and is working with counsel to re-commence the other civil actions.

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

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs and the putative shareholder class action and derivative action.

Straight Path Ventures Segment

	Three Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	105	-	105
Selling, general and administrative	329	-	329
Loss from operations	$(434)	$-	$(434)

	Nine Months Ended
	April 30,		Change
	2016	2015	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	179	-	179
Selling, general and administrative	378	-	378
(Loss) income from operations	$(557)	$-	$(557)

Research and development. Research and development consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of payroll and related payroll taxes and benefits as well as stock compensation expenses.

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

We currently expect that our cash and cash equivalents on-hand at April 30, 2016 will be sufficient to meet our anticipated cash requirements during the twelve months ending April 30, 2017.

We previously projected an increase in spending of $2 – $3 million for a number of matters, including procuring equipment, expenses for legal and other advisors, and related items. We have spent a significant portion of this projected amount, including the $1.4 million on currently available technology at 39 GHz and approximately $500,000 on legal and other advisors, and continue to project that the total will fall within this range. Additionally, we will continue to prepare to deploy upgraded equipment later in 2016 or early 2017 for PMP applications at 39 GHz, while pursuing our long-term plans for providing 5G mobility services using our licensed spectrum.

As of April 30, 2016, we had cash of $13.2 million and working capital (current assets less current liabilities) of $12.6 million. In connection with the Spin-Off, we and IDT entered into various agreements including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For the three and nine months ended April 30, 2016, no payments were made by IDT pursuant to this obligation.

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

Approximately $6,000 and $3,000 was incurred to the Former SPSI CEO for this obligation for the three months ended April 30, 2016 and 2015, respectively, and approximately $36,000 and $11,000 for the nine months ended April 30, 2016 and 2015, respectively.

	Nine Months Ended April 30,
	2016	2015
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(4,066)	$(1,506)
Investing activities	(1,383)	—
Financing activities	1	(764)
(Decrease) increase in cash and cash equivalents	$(5,448)	$(2,270)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically the timing of settlements of lawsuits brought by Straight Path IP Group and payments of trade accounts payable.

Investing Activities

In Fiscal 2016, the Company purchased $1,383,000 of property and equipment.

Financing Activities

In Fiscal 2016, the Company received $1,000 upon the exercise of stock options.

We do not anticipate paying additional dividends on our common stock until we achieve sustainable profitability after satisfying all of our operational needs, including payments to the Former SPSI CEO, and retain certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the spectrum business, development of next generation wireless technology for 39 GHz, and possibly the acquisition of complementary businesses or assets. However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

Other than the new leases discussed in Note 10 of the consolidated financial statements, there are no other material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015.

Off-Balance Sheet Arrangements

As of April 30, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015, except the following:

The FCC’s Report and Order for the provision of mobile radio services in bands above 24 GHz, which is expected to be released in the summer of 2016, may adopt rules regarding the 28 GHz and/or 39 GHz bands that are unfavorable or may exclude one or both of these bands altogether, which could limit our operations and growth.

In the FCC’s Notice of Proposed Rulemaking, four bands are being considered for mobile use, including 39 GHz and 28 GHz. The Commission proposed that the 39 GHz and 28 GHz bands be governed by rules that provide licensees with the flexibility to conduct fixed and/or mobile operations. Nevertheless, some participants in the rulemaking proceeding have proposed that the Commission postpone adopting rules regarding 39 GHz and 28 GHz bands to a subsequent proceeding or that the Commission adopt rules that would severely limit an incumbent licensee’s ability to use these two bands to provide fixed or mobile services. If the Commission were to adopt such proposals, in whole or in part, our ability to use and generate revenue from our licensed spectrum for fixed or mobile services could be severely limited or delayed for an indefinite period of time.

The FCC may cancel or revoke our licenses for past or future violations of the FCC’s rules or fail to expand the use of our licenses for access to mobile devices, which could limit our operations and growth.

Our wireless operations and wireless licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, and state and local authorities. In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under some circumstances, our licenses may be canceled or conditioned. We also may be fined for violation of the FCC’s rules, and in extreme cases, our licenses may be revoked.

Allegations were made in November 2015 regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. Although an independent investigation led by Morgan Lewis with assistance from Kroll is ongoing, we believe that all requirements related to such renewals, including the required showings of substantial service, were met. There are other requirements imposed by FCC rules and regulations on certain licensees, including restrictions on the discontinuation of operations. The results of our preliminary investigation into the renewal allegations indicated that a significant amount of the equipment that we understood had been installed in connection with the substantial service showings was no longer present at the original locations. We informed the FCC of our investigation. Rather than wait for the results of the investigation, we are deploying equipment across our 39 GHz holdings as part of our engagement of a broader customer base ahead of our roll out of upgraded equipment for PMP applications at 39 GHz in late 2016 or early 2017, while pursuing our long-term plans for providing 5G mobility services using our licensed spectrum. We believe that our licenses were properly renewed for a second ten-year term in compliance with applicable FCC rules. We cannot, at this time, give any assurance as to how the FCC may proceed in this matter. If the FCC were to disagree that we have complied with its rules, it may impose fines and/or additional reporting or operational requirements, revoke or condition our licenses, or take other action.

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

STRAIGHT PATH COMMUNICATIONS INC.

June 9, 2016	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

June 9, 2016	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer

