Form 10-K
period 2016-07-31
Straight Path Communications Inc.
filed 2016-10-13
CIK 1574460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2016,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 29, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $22.50 per share, as reported on the NYSE MKT, was approximately $135.132,000.

As of October 12, 2016, the registrant had outstanding 787,163 shares of Class A common stock and 11,555,909 shares of Class B common stock. Excluded from these numbers are 39,693 shares of Class B common stock held in treasury by Straight Path Communications Inc.

DOCUMENTS INCORPORATED BY REFERENCE

●	The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2017, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Straight Path Communications Inc.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Straight Path Communications,” “SPCI,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, Fiscal 2016 refers to the fiscal year ended July 31, 2016).

Item 1. Business.

OVERVIEW

Straight Path Communications Inc. is a communications asset company. We own 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”), 100% of Straight Path Ventures, LLC (“Straight Path Ventures”), and 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”).

Straight Path Spectrum’s wholly owned subsidiary, Straight Path Spectrum, LLC, holds, leases, and markets wireless spectrum. Straight Path Ventures develops next generation wireless technology, particularly for 39 gigahertz (“GHz”). Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.

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

Our main offices are located at 5300 Hickory Park Drive Suite 218, Glen Allen, Virginia 23059. The telephone number at our headquarters is (804) 433-1522, and our website is www.straightpath.com.

We make available, free of charge, through the investor relations page of our website (straightpath.com/investors) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers, and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We have adopted a code of business conduct and ethics for all of our employees, including our chief executive officer and chief financial officer. Copies of the code of business conduct and ethics are available on our website.

Our website and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

KEY EVENTS IN OUR HISTORY AND RECENT DEVELOPMENTS

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

Straight Path Spectrum

Federal Communications Commission (the “FCC”) advances approval of mobile services in millimeter wave (“mmW”), including adopting the Upper Microwave Flexible Use (“UMFU”) Report and Order

On July 14, 2016, the FCC voted to adopt the UMFU Report and Order, which opens four mmW bands for flexible mobile and fixed wireless services. The rules apply to 28 GHz (27.50-28.35 GHz, or local multipoint distribution service (“LMDS”) A1), 37 GHz (37.0-38.6 GHz), and 39 GHz (38.6-40.0 GHz) bands, and a new unlicensed band at 60 GHz (64.0-71.0 GHz). The UMFU Report and Order is the culmination of a 21-month regulatory process that began when the FCC released a Notice of Inquiry (“NOI”) on October 17, 2014 to examine the potential for the provision of mobile radio services in bands above 24 GHz. Comments from much of the wireless telecommunications industry were generally positive, with many commenters urging the FCC to move toward authorization of mobile services as rapidly as possible.

On October 23, 2015, the FCC released its Notice of Proposed Rulemaking (“NPRM”) as the next step in its regulatory process. The NPRM narrowed the bands being considered for mobile use to 28 GHz, 37 GHz, 39 GHz, and 60 GHz (64.0-71.0). Other bands considered in the NOI were not included in the NPRM.

On January 26, 2016, we submitted comments along with other interested parties in response to the NPRM, and on February 28, 2016 we submitted reply comments in response to the initial comments of other parties. Prior to each round of comments, we met with staff from the FCC. The focus of our comments and reply comments addressed issues relating to rights for incumbent license holders of 28 GHz and 39 GHz spectrum, geographic services area size, repacking the 39 GHz band to enable large contiguous blocks, potential harmful satellite interference, and substantial service requirements and timeline.

The UMFU Report and Order reflects many of the proposals that we made for the 39 GHz band. The UMFU Report and Order can be found on the FCC’s website. Comments, reply comments, and related ex parte filings can be viewed on the FCC’s Electronic Comment Filing System and searching under the Docket No. 14-177.

On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Company’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. For further discussion of this inquiry, please see Item 1A to Part I “Risk Factors” in this Annual Report.

Innovation in Fixed Wireless Applications: Accelerating Point-to-Multipoint (“PMP”) Platform in 39 GHz

On September 11, 2015, Straight Path entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz PMP radio. Straight Path agreed to a $1,000,000 non-recurring engineering investment, and we expect the product to be commercially available by late 2016 or early 2017.

Straight Path recently entered into a multiyear spectrum lease agreement with Windstream, a nationwide advanced network communications provider, to lease 39 GHz spectrum in 40 markets for use with CBNL VectaStar® 39 GHz licensed PMP radios once they are commercially released. We anticipate this agreement will have a meaningful impact on our revenue once the CBNL radios are deployed.

Deployment of Currently Available Technology at 39 GHz to Engage Broad Customer Base

The Company purchased approximately $1.4 million of currently available technology at 39 GHz to deploy through independent wireless operators in order to engage a broad customer base in advance of our deployment of the CBNL PMP radios when they become commercially available in late 2016 or early 2017.

Straight Path Ventures

Straight Path Ventures is developing next generation wireless technology primarily for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. Although work is at an early stage, the Company decided in Q3 2016 that this activity warrants a separate reportable business segment. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) for new 39 GHz transceiver technology. On September 19, 2016, Straight Path Ventures performed an indoor demonstration using our prototype 39 GHz Gigarray® transceivers.

Straight Path IP Group

In Fiscal 2014 and early Fiscal 2015, Straight Path IP Group entered into 12 settlement and/or licensing agreements with licenses and settlement payments received in the aggregate amount of $18,338,000.

On October 9, 2014, the Patent Trial and Appeal Board of the USPTO (the “PTAB”) issued an administrative decision stating that claims 1-7 and 32-42 of U.S. Patent No. 6,108,704 (the “‘704 Patent”) are unpatentable. Straight Path IP Group appealed that decision. On November 25, 2015, the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) reversed the PTAB’s decision and remanded the case back to the PTAB for further proceedings. On May 23, 2016, the PTAB issued a final written decision finding none of the challenged claims unpatentable.

Following the favorable CAFC decision, the PTAB denied pending petitions for inter partes review (“IPR”) of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners have appealed to the CAFC.

In addition, in civil actions pending in federal district courts for the Eastern District of Virginia and Eastern District of Texas, Straight Path IP Group has requested that the courts lift the stays previously put in place pending the outcome of the IPRs. The Eastern District of Virginia denied the request and continued the stay pending a decision on the CAFC appeals. Straight Path IP Group also filed complaints for patent infringement against several Verizon affiliates in the U.S. District Court for the Southern District of New York, and against Apple, Inc. (“Apple”), Avaya Inc. (“Avaya”), and Cisco Systems, Inc. (“Cisco”) in the U.S. District Court for the Northern District of California.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.

STRAIGHT PATH SPECTRUM

Overview

We hold a significant number of licenses approved for fixed and mobile wireless spectrum in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what are known as the 39 GHz (38.6-40 GHz) band and the 28 GHz (27.5-28.35 GHz) portion of the LMDS band. We also hold licenses for fixed wireless spectrum in other parts of the LMDS band. We have 39 GHz spectrum licenses covering the entire continental U.S. with an average of more than 800 megahertz (“MHz”) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets.

On July 14, 2016, after a 21-month regulatory process, the FCC voted to adopt the UMFU Report & Order, which opens our spectrum for flexible mobile and fixed wireless services. As the demand for significantly greater capacity within wireless networks has grown rapidly, planning and investment for 5th generation (“5G”) mobile networks has become a major focus of the mobile industry. We believe that our spectrum holdings—which cover the entire continental U.S. and have capacity that is substantially greater than currently used access frequencies—are well-suited for use in 5G networks. While 5G technology is being developed and may be years away from commercialization, the preparatory steps—specifically putting in place a regulatory framework “where these technologies can flourish”—are underway. Straight Path is also participating in standard setting, namely through 3GPP, as a contributing member.

Currently, our spectrum is used primarily to provide fixed wireless services for existing Wireless Internet Service Providers (“WISPs”) and Mobile Network Operators (“MNOs”). WISPs are increasingly recognizing the cost effectiveness and flexibility of wireless transport (as opposed to fiber transport), and many of the fastest growing internet service providers are seeking to reach new customers, and upgrading their networks using wireless solutions. Therefore, we expect an increasing market for our spectrum leases with WISPs as they utilize our spectrum in their wireless networks for last mile connectivity and various back haul and other applications, instead of utilizing alternative bands, particularly in major metropolitan areas.

MNOs have used our spectrum for macro cellular backhaul where fiber backhaul is not available or as a substitute for fiber. The wireless communications market is undergoing a transformational change as result of exponential increase in demand for faster and more robust data capability for mobile devices. In this transformation, many MNOs are expected to deploy small cells. As the number of cell sites proliferate, so will the need for the backhaul capacity.

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

Our Spectrum Holdings

We hold a significant number of licenses approved for fixed and mobile wireless spectrum in the U.S., providing broad geographic coverage and a large amount of total bandwidth in many markets. Our 39 GHz licenses comprise our primary spectrum holdings. Currently, the U.S. is divided into 175 licensable Economic Areas (“EAs”) for 39 GHz spectrum. We hold 828 EA licenses in the 39 GHz band that cover all 175 EAs. Based on a comparison of the geographic areas covered by our licenses with the U.S. Census Bureau’s 2010 Census, we cover all of the U.S. population. We hold 39 GHz licenses in all U.S. markets, which is more than 90% of active EA licenses. Our 39 GHz licenses include at least 100 MHz of total bandwidth in every EA in the U.S., and in higher population areas, our 39 GHz licenses cover 600 MHz or more of bandwidth; for instance, in the top 30 markets (by population) we have an average of more than 800 MHz in the 39 GHz band, and we have up to 1,100 MHz in several EAs. As a result, we believe that we are well positioned to provide a single source of fixed and mobile wireless spectrum solutions across a variety of geographic areas and bandwidth requirements.

We also hold 133 LMDS Basic Trading Area (“BTA”) licenses, including 16 licenses in the 27.5 – 28.35 GHz LMDS A1 band that was included in the UMFU Report and Order adopted by the FCC on July 14, 2016.

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

We focus on wireless operators typically providing services in metro markets, where we can best exploit the physical properties and advantages of our spectrum assets, which include high-bandwidth and high-circuit density.  We are developing working relationships with service providers, systems integrators, equipment and technology supply partners to ensure that all the elements necessary to deploy our spectrum are available to our prospective customers, primarily wireless network operators, such as, but not limited to, WISPs and MNOs.

We currently believe that PMP solutions are the most likely to provide growth in our spectrum lease revenue and new customer acquisition in the short term. We are actively seeking to lease our spectrum to operators who purchase the CBNL LMDS PMP radios, as well as with other vendors’ hardware, as appropriate.

5G / Mobility

We are also actively pursuing more dynamic opportunities, primarily 5G, to market our spectrum for applicable additional uses. Straight Path is a contributing member of ATIS 3GPP, the leading standard setting body for 5G. We are advocating for bands up to 40 GHz to be included in the initial standards for 5G.

Straight Path Spectrum’s assets are complemented by technology being developed by Straight Path Ventures, which opened our Gigabit Mobility Lab in Plano, Texas run by our Chief Technology Officer, Zhouyue (Jerry) Pi. We hired additional personnel with technical expertise to achieve our goal: to develop a next generation transceiver capable of 5G services at 39 GHz within 18 months. On September 19, 2016, we did an indoor demo as described above. In the coming months, we expect to do an outdoor demo covering a larger distance. We believe we have the ability to deliver on this goal, and to thereby seek to have a noticeable impact on the wireless industry and to continue to build the inherent value in our spectrum.

Our Services

Spectrum Leasing Services

We currently lease spectrum and provide related services for last mile, mid-mile, fixed access, and backhaul applications to internet service and telecommunications providers and other companies that operate fixed wireless networks and have the staff and operational systems to support a network build-out.

We believe that our spectrum holdings may provide a cost-effective and attractive solution for these needs as compared to fiber optic or other wired or wireless alternatives:

●	Our spectrum is able to carry large volumes of traffic from one point to another point (point-to-point or “PTP”) or from one point to a number of points (PMP);

●	Our spectrum is scalable as to volume and geographic coverage;

●	Our spectrum may be deployed at lower cost than new wired connectivity;

●	Our spectrum may be implemented quickly and without the need to secure additional rights;

●	We can deploy our spectrum assets flexibly and support multiple customers in a single area;

●	Because of our substantial holdings in large metropolitan areas, we can utilize our spectrum for various applications and support the needs of the largest service providers;

●	Our extensive bandwidth in high population density areas enables us to deploy multiple adjacent channels – or concatenate – to support extremely high volume applications;

●	Because we own spectrum licenses across the U.S., we can provide a large scale solution for national WISPs and MNOs; and

●	For small cell applications, we can utilize small antennas that are not available for other wireless solutions where sites cannot accommodate large equipment.

Point-to-Multipoint Installations

Fixed wireless operations in our bands can be deployed using PTP or PMP installations.  PTP typically deploys highly directive antennas at each end of the link, which requires dedicated transceiver hardware at each end of the link.  In PMP applications, a transceiver can support multiple connection points thus reducing the expense of additional hardware and the space demands of that equipment.  Our spectrum holdings are expressly authorized for PMP applications by the FCC.  In PMP deployments, a hub with sectored antennas can provide connectivity to a number of terminals anywhere within the hub’s coverage area.  New sites can be added without revisiting the hub site, up to capacity limits that vary based on hardware design, capacity considerations by the operator, or other factors.

We have partnered with CBNL, a leading radio manufacturer that has developed a next generation PMP radio that currently operates in the LMDS band, to develop a PMP solution at 39 GHz. We have already entered into spectrum leases as a result, and we expect the adoption of PMP to increase due to the cost effectiveness and flexibility to scale due to wide coverage area sectors. We have witnessed the import of CBNL’s PMP technology, as nearly all our revenue growth has resulted from leasing our spectrum for use with PMP at 28 GHz.

5G

The exponentially increasing demand for mobile broadband, coupled with the shortage of spectrum (below 3 GHz) traditionally used for mobile communication and mobile data transmission has spurred technological advances that can utilize millimeter wave frequencies—such as ours—to “access” mobile devices.

Until recently, millimeter wave frequencies1 —those bands from 24 GHz and higher, including our 39 GHz and LMDS—had not been considered for access to mobile devices due to their propagation characteristics. As a result, millimeter wave frequencies have been limited to fixed, line-of-sight applications. Lower frequency access spectrum, on the other hand, can penetrate or bypass interposing objects, such as buildings, and reach to the endpoints, i.e. end-user devices, such as mobile phones, tablets, and other portable devices without line-of-sight (non line-of-sight). Over the past several years—as data consumption has increased exponentially, and concern has risen regarding the adequacy of the current supply of access spectrum (often referred to as the “spectrum crunch”)—technologists have developed innovative base station devices with far greater number of antenna components (i.e. phased array) that can overcome the current propagation limitations for short, yet substantial distances—far shorter than fixed line-of-sight links, yet far greater distances and capacity than current Wi-Fi implementations.

Straight Path Spectrum joined NYU WIRELESS as an Industrial Affiliate to support and encourage the advances and commercialization of 5G millimeter wave technology. Of note, many leading technology companies—Samsung, Intel, Ericsson, NSN, and others—are also Industrial Affiliates at NYU WIRELESS. We hope to work collaboratively with these and other technology companies to highlight our assets for utilization for millimeter wave mobility. Straight Path also hired Zhouyue (Jerry) Pi as our Chief Technology Officer in September 2014. Mr. Pi is a pioneer in 5G technology, having led the group at Samsung that developed a working prototype for mobile transmission at 28 GHz. Mr. Pi is a leader in millimeter wave mobility technology. He has co-authored more than 30 technical journals and conference papers and is a co-inventor of more than 150 patents and applications.

The recognition of millimeter wave mobility as a necessary solution for the data demand and spectrum crunch has reached the highest levels. The FCC adopted rules on July 14, 2016 to allow mobile services in a number of millimeter wave bands, as addressed above.

Customers

In Fiscal 2016, Straight Path Spectrum’s revenues from three different customers each amounted to 10% or more of total Straight Path Spectrum’s revenues.

The loss of any of these customers would have a material adverse effect on our results of operations and cash flows. See “Concentration of Customers” in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Sales and Marketing

We market our services to a targeted group of WISPs, wireless communications providers, MNOs and other telecommunications carriers. We may also market certain offerings to other commercial enterprises and through systems integrators, wireless radio vendors, and other channel partners. Some of our efforts focus on substantial entities that are expanding their own wired or fiber optic networks to meet their backhaul and other requirements. In addition, we intend to work with various systems integrators and other industry channel partners that provide wireless equipment, design, and/or installation and others services to our target customers. Currently, our services are typically leased services — telecommunications capacity leased in bulk to an operator or carrier who then uses that capacity for their own network or to provide services to end-users.

Competition

We operate in the highly competitive telecommunications market. We compete primarily on the basis of our fixed wireless spectrum portfolio, experience and technical skills, competitive pricing model, service quality, reliability, and deployment speed.

We face significant competition from entities that deliver voice and data transmission service and capacity through a variety of methods, including copper, fiber, coaxial cable, and other wireless communications solutions.

Our principal competitors to our current spectrum leasing services are fiber providers such as Level 3 Communications, Inc., NEON and Verizon, cable companies such as Comcast and Time Warner, other spectrum license holders such as XO Communications, long-distance interexchange carriers such as AT&T and Verizon, and the wireless operators that lease Common Carrier fixed microwave service from the FCC. Each competitive network option may offer advantages based on the wireless operators’ particular application, such as capacity or distance requirements, deployment time, or many other factors.

Many of our competitors have longer operating histories, long-standing relationships with customers and suppliers, greater name recognition, and greater financial, technical and marketing resources than we do and, as a result, may have substantial competitive advantages over us. Additionally, market perceptions as to reliability and security for fixed wireless solutions as compared to copper or fiber networks provide us with additional marketing challenges. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of our services.

1 While millimeter wave traditionally refers to frequencies between 30 and 300 GHz, we use the term to refer to 24 GHz and above, as that is the range that the FCC has indicated an interest in developing to allow mobile usage therein.

The FCC imposes significant regulation on licensees of wireless spectrum with respect to how wireless spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The adoption or modification of laws or regulations relating to our spectrum licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business and compete with other fixed wireless service providers.

With regards to the possibility of our spectrum being utilized in 5G networks, the UMFU Report and Order adopted by the FCC on July 14, 2016 allowed for mobile usage in four bands, including our 39 GHz and 28 GHz LMDS A1 spectrum. While we believe 39 GHz is the best path forward, we recognize that competing interests abound. Other license holders in other bands will certainly attempt to raise the profile of their assets as ideal for mobile services, while others will raise the profile of bands yet to be licensed. In addition, on July 14, 2016, the FCC issued a Further Notice of Proposed Rulemaking that, among other things, proposed to adopt flexible fixed and mobile use in bands that could make up to 17.7 GHz of additional spectrum available, and ultimately holders of licenses in these bands may compete with Straight Path.

Unlicensed spectrum—in millimeter waves and below—can also be a source of competition.  As well, MNOs are incentivized to maximize efficiencies in the spectrum they’ve already acquired. Equipment manufacturers may search for solutions that will optimize the status quo, and delay the move to millimeter wave mobility.

Regulatory Framework

Our wireless operations and wireless licenses in the 39 GHz and LMDS bands are subject to significant regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, and state and local authorities. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum, including exclusive jurisdiction over licensing and technical rules for operations of mobile wireless carriers, certain site acquisition matters, and all interstate telecommunications services. State regulatory commissions have jurisdiction over intrastate common carrier and certain other communications providers, unless preempted by the FCC. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements, requiring installation permits, and controlling access to public rights-of-way. The regulations of these agencies are continually evolving through rulemakings, adjudications, and other administrative and judicial proceedings, and future regulatory changes or interpretation of existing regulations could have an adverse effect on our business.

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

The FCC determines the use of specific frequency bands by particular services.  If the FCC decides in the future to allocate additional spectrum in the high frequency bands to competing services, the successful auction of that spectrum could increase the number of entities that hold this spectrum, and its general availability could have a material adverse effect on the value of our spectrum.   In addition, on July 14, 2016, the FCC issued a Further Notice of Proposed Rulemaking that, among other things, proposed to adopt flexible fixed and mobile use in bands that could make up to 17.7 GHz of additional spectrum available. This may increase potential competition with our wireless licenses and have an adverse effect on our business.

Our spectrum licenses in the LMDS and 39 GHz bands have historically been granted for ten-year terms. On April 20, 2016, the FCC granted our application to renew our LMDS BTA license for the LMDS A1 band (27.5 – 28.35 GHz) that covers parts of the New York City BTA for a ten-year period, until February 1, 2026. We have 15 other LMDS A1 licenses; nine of these licenses currently have a renewal date of August 10, 2018, and six of these licenses have a renewal date of September 21, 2018. However, following the adoption of the UMFU Report and Order, the next build-out date for these 16 LMDS A1 licenses is June 1, 2024, not at the renewal deadline.

It is not clear whether the FCC will separate the renewal and build-out deadlines for licenses that contain both A1 spectrum (for which mobile capabilities were adopted in the UMFU Report and Order) and A2 and A3 spectrum (for which mobile capabilities were not added). Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal and possible build-out date of August 10, 2018 and six of these licenses currently have a renewal and possible build-out date of September 21, 2018. The UMFU Report and Order does not affect the LMDS B band spectrum. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and build-out date of August 10, 2018 and 112 licenses currently have a renewal and build-out date of September 21, 2018.

The UMFU Report and Order build-out date of June 1, 2024 also applies to our 828 39 GHz licenses, which currently have a renewal date of October 18, 2020.

A “substantial service” requirement applies to each of these LMDS and 39 GHz licenses.   Substantial service showings for each of our licenses were filed on or before the final construction deadline.  The substantial service requirement is intended to provide licensees with flexibility in constructing their licenses.  The FCC has established “safe harbor” guidelines that provide licensees with a degree of certainty as to how to comply with the requirement, and those guidelines were made more stringent in the UMFU Report and Order. In addition, the UMFU Report and Order provides that current licensees in the 28 GHz and 39 GHz bands who, under the current rules, face a deadline for demonstrating substantial service after the adoption date of the UMFU Report and Order will not be required to demonstrate substantial service at renewal. Rather, those licensees will be required to fulfill the performance requirements for their respective licenses by June 1, 2024. If the FCC finds that a licensee has failed to meet the substantial service requirement for any license, however, that authorization is subject to termination.

On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Company’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. For further discussion of this inquiry, please see Item 1A to Part I “Risk Factors” in this Annual Report.

The FCC rules require that certain providers of telecommunications file reports with, and make contributions to, the Universal Service Fund (“USF”).  In general, while reports may have to be filed, contributions to the USF generally need not be made with respect to revenues received for “resale-type” or “leased” services — telecommunications capacity sold or leased in bulk to a carrier who then uses that capacity to provide services to end-users.  Conversely, revenues received with respect to “retail-type” services generally are subject to a USF contribution requirement. Historically, we have not been subject to a USF contribution requirement.  Our future operations may require us to make USF reports and/or contributions, depending on the nature of the services we offer and the type of customers we serve.  USF contributions, which are typically passed to the customer, may make our services more expensive.

Additionally, the FCC requires the payment of annual and other fees in certain circumstances, including but not limited to regulatory fees, application processing fees, and contributions to other funds.  If any of these requirements change, it may make our services more expensive.

State Regulation

We believe that the fixed wireless communications that we expect to provide or are providing are not subject to state public utility regulation.  Nonetheless, it is possible that one or more state regulators will seek to assert jurisdiction over us, and therefore, impose additional regulatory burdens on, us and our services.  If one or more state regulatory commissions were to impose regulations on our services, our compliance could materially increase our costs of providing services and therefore have an adverse impact on our business operations and profitability.

Significant statements concerning the regulatory environment are set forth in Item 1A to Part I “Risk Factors” in this Annual Report, and we strongly recommend reviewing that section in conjunction with this section.

STRAIGHT PATH VENTURES

Straight Path Ventures, a Delaware limited liability company and a subsidiary of SPCI, develops next generation wireless technology, particularly for the 39 GHz band, at its Gigabit Mobility Lab in Plano, Texas. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the USPTO for new 39 GHz transceiver technology. On September 19, 2016, Straight Path Ventures performed an indoor demonstration using our prototype 39 GHz Gigarray® transceivers.

STRAIGHT PATH IP GROUP

Straight Path IP Group, a Delaware corporation and a subsidiary of SPCI, holds and derives value from a portfolio of patents covering aspects of communications, primarily related to communications over the Internet.

Straight Path IP Group’s principal business is the acquisition, development, licensing, and protection of intellectual property. We presently own eleven patents issued by the USPTO and their foreign counterparts that primarily relate to various communications technologies and include, among other things, patents facilitating the use of communications over the Internet, which we refer to as the NetSpeak Portfolio.

Our intellectual property currently consists of the following patents:

NetSpeak Portfolio:

●	U.S. Patent No. 6,108,704: Point-to-point internet protocol and its foreign counterparts, German Patent No. 852868 and Taiwan Patent No. NI-096566

●	U.S. Patent No. 6,131,121: Point-to-point computer network communication utility utilizing dynamically assigned network protocol addresses;

●	U.S. Patent No. 6,701,365: Point-to-point internet protocol;

●	U.S. Patent No. 6,513,066: Establishing a point-to-point internet communication;

●	U.S. Patent No. 6,185,184: Directory server for providing dynamically assigned network protocol addresses;

●	U.S. Patent No. 6,829,645: Method and apparatus for establishing point-to-point communications over a computer network;

●	U.S. Patent No. 6,687,738: Establishing an internet telephone call using e-mail;

●	U.S. Patent No. 6,009,469: Graphic user interface for internet telephony application;

●	U.S. Patent No. 6,226,678: Method and apparatus for dynamically defining data communication utilities;

●	U.S. Patent No. 6,178,453: Virtual circuit switching architecture;

●	U.S. Patent No. 7,149,208: Method and apparatus for providing caller identification based responses in a computer telephony environment.

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

In 2013, Straight Path IP Group asserted a number of key patents against:

AmTRAN Logistics, Inc. and AmTRAN Technology Co., Ltd. (collectively, “AmTRAN”); Bandwidth.com, Inc. (“Bandwidth”); Blackberry Ltd. and Blackberry Corp. (collectively “BlackBerry”); Huawei Investment & Holding Co., Ltd., Huawei Technologies Co., Ltd., Huawei Technologies USA, Inc. and Huawei Devices USA, Inc. (collectively, “Huawei”); LG Electronics Inc. et al. (“LG”); Panasonic Corporation and Panasonic Corporation of North America (collectively, “Panasonic”); Samsung Electronics Co., Ltd. (“Samsung”); Sharp Corporation and Sharp Electronics Corporation (collectively, “Sharp”); Sony Computer Entertainment, Inc., Sony Computer Entertainment America LLC, Sony Computer Entertainment America Inc., Sony Corporation, Sony Corporation of America, Sony Electronics, Inc., Sony Mobile Communications AB, Sony Mobile Communications (USA) Inc. and Sony Ericsson Mobile Communications (USA) Inc. (collectively, “Sony”); Telesphere Networks Ltd. (“Telesphere”); Toshiba Corporation et al. (“Toshiba”); Vizio, Inc. (“Vizio”); Vocalocity, Inc. (“Vocalocity”); Vonage Holdings Corp., Vonage America, Inc. and Vonage Marketing LLC (collectively “Vonage”); and ZTE Corporation and ZTE USA, Inc. (collectively, “ZTE”). Straight Path IP Group reached confidential settlement agreements with a number of the defendants, including AmTRAN, Bandwidth, Blackberry, Huawei, Panasonic, Sharp, Sony, Telesphere, Vocalocity, Vonage, and ZTE.

Straight Path IP Group currently has six actions pending in federal district court. These actions are against the following defendants: LG, Vizio, Toshiba, Hulu LLC (“Hulu”) (as intervenor), Samsung, Apple, Avaya, Cisco, and certain Verizon affiliates. The actions against LG, Vizio, and Toshiba have been consolidated and stayed (the “consolidated action”). Hulu intervened, and an action against Amazon was severed. The action against Samsung has been stayed. In May 2016, Straight Path IP Group requested that the courts in the consolidated action and the Samsung action lift the stays. The court in the consolidated action and Amazon action denied the request. The request in the Samsung action is pending.

In 2014, Straight Path IP Group asserted its key patents against Avaya, Apple, Cisco, Netflix, Inc. (“Netflix”), and certain Verizon affiliates. Straight Path IP Group reached a confidential settlement agreement with Netflix, and the actions against Apple, Avaya, Cisco, and Verizon were dismissed without prejudice. In June 2016, Straight Path IP Group refiled complaints against these defendants, and the actions are pending.

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

The aggregate fees collected since our Spin-Off under the 12 settlement agreements is $18,338,000. No settlements or license arrangements were entered into in Fiscal 2016.

On October 9, 2014, the PTAB issued an administrative decision stating that claims 1-7 and 32-42 of U.S. Patent No. 6,108,704 (the “‘704 Patent”) are unpatentable. Straight Path IP Group appealed that decision. On November 25, 2015, the CAFC reversed the PTAB’s decision and remanded the case back to the PTAB for further proceedings. On May 23, 2016, the PTAB issued a final written decision finding none of the challenged claims unpatentable.

Following the favorable CAFC decision, the PTAB denied pending petitions for IPR of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners have appealed to the CAFC.

On October 9, 2014, the PTAB held the claims at issue in the ‘704 Patent were unpatentable, and Straight Path IP Group appealed the decision to the CAFC. On November 25, 2015, the CAFC reversed the PTAB’s cancellation of all challenged claims, and remanded back to the PTAB for proceedings consistent with the opinion. On May 23, 2016, the PTAB issued a final written decision finding none of the challenged claims were unpatentable. Subsequently, the PTAB issued a final written decision finding none of the challenged claims unpatentable. Following the favorable CAFC decision, the PTAB denied pending petitions for IPR of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners have appealed to the CAFC. Straight Path IP Group has six pending actions in federal district court, against Apple, Avaya, Cisco, Verizon, LG and other defendants (including Amazon), and Samsung. The LG and Amazon actions are stayed pending the CAFC’s decision in the appeals from the PTAB decisions.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

EMPLOYEES

As of October 13, 2016, the Company had nine employees.

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

Our wireless operations and wireless licenses are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and state and local authorities.  In general, the FCC’s regulations impose potential limits on, among other things, the amount of foreign investment that may be made in some types of FCC licenses, on the transfer or sale of rights in licenses, on the construction and technical aspects of the operation of wireless communication systems, and on the nature of the services that can be provided within a particular frequency band. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under some circumstances, our licenses may be canceled or conditioned. We also may be fined for violation of the FCC’s rules, and in extreme cases, our licenses may be revoked.

Allegations were made in an anonymous report released in November 2015 regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. The Company retained Morgan Lewis, a leading multi-national law firm, to conduct an independent investigation into these allegations. Morgan Lewis, with assistance from Kroll, completed its investigation and reported the results to the Company. The investigators concluded that one of the core allegations set forth in the anonymous report -- that the substantial service showings were a word processing exercise without any work in the field -- is contradicted by the extensive evidence the investigators reviewed in connection with their investigation. Interviews and contemporaneous documents consistently confirm that equipment was deployed at the original locations in connection with the substantial service applications, but the investigators concluded, based on the weight of the evidence, that the equipment was put in place at each location likely for a short period of time. Although the investigators did not find any evidence that the equipment used in connection with the substantial service applications is still present at the originally specified locations, the investigators found no credible evidence that anyone informed Straight Path prior to November 2015 that equipment may no longer have been present at those locations, except that Straight Path became aware in late 2013 that equipment was missing from a single location that the Company addressed at that time. We met with the FCC and shared the investigators’ conclusions, and the Company subsequently provided certain additional information requested by the FCC. On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Company’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. Straight Path intends to continue to cooperate with the FCC in this matter, and hopes to bring it to a satisfactory resolution in a timely manner. We cannot, at this time, give any assurances as to how the FCC may proceed in this matter. If the FCC were to conclude that we have not complied with its rules, it may impose fines and/or additional reporting or operational requirements, condition or revoke our licenses, and/or take other action. If the FCC were to revoke a significant portion of our licenses or impose material conditions on the use of our licenses, it could have a material adverse effect on the value of our spectrum licenses and our ability to generate revenues from utilization of our spectrum assets.

Our FCC licenses are subject to renewal and substantial service requirements.  If any licenses are not renewed upon expiration, that could limit the expansion of our business and our ability to lease spectrum and market services provided over our licenses, and could harm our operating results.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. Currently, renewal dates for our LMDS A licenses are in August and September 2018 (except our BTA license for the LMDS A1 band that covers parts of the New York City BTA, which was recently renewed until February 1, 2026), and renewal dates for our 39 GHz licenses are currently in October 2020.  A “substantial service” requirement applies to each of these licenses.  Substantial service showings for each of our licenses were filed on or before the final construction deadline.  The UMFU Report and Order provides that licensees in the 28 GHz A1 band (27.5 – 28.35 GHz) and 39 GHz bands will not be required to fulfill the performance requirements for their respective licenses until June 1, 2024. As noted above, it is not clear whether the FCC will separate the renewal and build-out deadlines for licenses that contain both A1 spectrum, which were included in the UMFU Report and Order, and A2 and A3 spectrum, which were not included. The FCC’s prior “substantial service” requirements for both LMDS and 39 GHz licensees provided licensees with flexibility in constructing their licenses while the “safe harbor” guidelines provided licensees with a degree of certainty as to how to comply with the requirements. The build-out requirements in the UMFU Report and Order do not generally contain that flexibility, with specific requirements for fixed and mobile services. We do not know how the FCC will apply these requirements. If the FCC finds that a licensee has failed to meet these new build-out requirements for any license, that authorization could be terminated.

We may never develop a significant market for leases, licenses, or purchases of our spectrum assets, and we may not obtain meaningful revenues or achieve profitability.

Our spectrum holdings are among the Company’s core assets.  A substantial market for our spectrum licenses may never develop and the prospects for that market may be adversely affected by the following:

●	5G networks may not be developed;

●	5G networks may not utilize 28 GHz or 39 GHz spectrum;

●	5G standards may inhibit interest and/or investment in our holdings;

●	the anticipated demand for fixed services may not materialize;

●	the fixed services market may be dominated by unlicensed band wireless backhaul options;

●	the fixed services market may be dominated by fiber solutions not requiring any wireless spectrum;

●	the technology we have invested in may not be completed or permitted for use by the FCC;

●	the market for the technology we have invested in may decrease or not materialize;

●	the macro network may not use 28 GHz or 39 GHz spectrum or very little of it;

●	new wireless technologies that provide enough capability in existing microwave bands, available at low cost from the FCC, may be sufficient for wireless backhaul and other fixed wireless needs;

●	front haul solutions including Common Public Radio Interface (“CPRI”) or remote radio head backhaul may not use 28 GHz or 39 GHz spectrum, instead preferring fiber, other microwave channels, or unlicensed band spectrum;

●	networks may require non line-of-sight spectrum;

●	FCC regulatory impact;

●	new spectrum allocation by the FCC, thereby increasing competition and/or supply;

●	lack of available equipment for our band from manufacturers;

●	cost of site acquisition; and

●	small cell networks may not be developed.

If we are unable to overcome these (and potentially other) obstacles, our business may never develop and it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

In order to pursue business opportunities, we will need to forge market alliances with hardware developers and system integrators, as well as maintain the integrity of our spectrum. Our ability to do any of these successfully could be affected by one or more of the following factors:

●	our ability to effectively manage our third party relationships;

●	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover, or damage to customer relationships;

●	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

●	equipment failure (not provided by us) or interruption of service, which could adversely affect our reputation and our relations with our customers;

●	our ability to respond to regulatory or policy changes and/or requirements in our industry;

●	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

●	our ability to raise substantial additional capital to fund our growth.

Our failure to adequately address one or more of the above factors could have a significant impact on our ability to implement our business plan with respect to mobile backhaul and fiber network extensions and our ability to pursue other opportunities that arise, which might negatively affect our business.

The success of our business strategy relies on the continued growth in demand for high volume of data for mobile and home use.

The demand for spectrum depends on the continued growth in demand for high volume of data for mobile and home use. The provision of mobile use is a continually evolving sector of the telecommunications industry, and is subject to a number of risks and uncertainties, including:

●	the continued development and market acceptance of mobile devices enabled for mobile applications;

●	the continued development and use of high-bandwidth mobile applications;

●	historical perceptions regarding the burdens and unreliability of previous mobile wireless technologies;

●	high rates of consumer adoption of mobile applications;

●	increased levels of usage by subscribers;

●	increased or burdensome government presence through policy and regulatory changes;

●	increases in the number of overall subscribers; and

●	the continued development of 5G technology and regulations allowing for mobility in our band(s).

Our revenues depend on the lease of fixed services to wireless service providers.

Our current revenues are derived from the lease of fixed services to wireless service providers. Any competitor’s substitute service with similar performance and coverage characteristics and a lower cost structure could create downward price pressure and adversely affect our sales efforts. In addition, competing technologies could be developed that would make our services obsolete. Accordingly, any changes that could decrease demand for our services, whether due to pricing pressure, technological changes, or otherwise, could materially and adversely affect our business and results of operations.

Our plan to grow revenues from 5G mobile services is highly speculative.

We plan to derive a substantial portion of our future revenues from the use of our 28 GHz and/or 39 GHz spectrum in as yet undeveloped 5G mobile networks. Such 5G networks may never be developed or put to commercial use. Even if they are developed and put to commercial use, our spectrum might not be used in such networks. In addition, even if our spectrum can be used in such networks, it could take many years before that occurs. Regulatory and technology changes could make our spectrum less useful or valuable in such networks, which would adversely affect our ability to generate revenue from our spectrum and could materially and adversely affect our business and results of operations.

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

A decline in the value of our FCC licenses could negatively impact our ability to raise capital both privately and in the public markets and could significantly reduce the value of the spectrum assets. The value of any or all of our FCC licenses could decrease as a result of many factors, including:

●	increases in supply of spectrum that provides similar functionality;

●	new wireless technology in unlicensed bands that provides the same capability of our network;

●	a decrease in the demand for services offered with any of our FCC licenses;

●	lower values placed on similar licenses in future FCC auctions;

●	regulatory limitations on the use, leases, transfer, or sale of rights in any of our FCC licenses;

●	removal or conditioning of our licenses;

●	increase in cost or requirements for maintaining licenses; or

●	bankruptcy or liquidation of any comparable companies.

Many of these factors depend on circumstances beyond our control. The occurrence of any of these events could have a material adverse effect on our ability to generate revenues and on our business, prospects, results of operations, and financial condition.

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

Many of our competitors offer other telecommunications and wireless solutions to complement their spectrum leasing and sales activities.  Since we currently offer only spectrum sales and leasing services, we may not be able to compete with such competitors.

Additional spectrum may become available from the FCC in the Further Notice of Proposed Rulemaking issued on July 14, 2016 or in other proceedings, increasing the number of or viability of our competitors or even allowing potential buyers to obtain their own spectrum outright, reducing their need to obtain spectrum from us.

Other entities may obtain FCC licenses to operate spectrum in the same markets as we do, offering similar throughput capacities with comparable transmission reliability.  These entities may decide to enter our business and may have more spectrum available to use in a given market than we do.  If the FCC decides in the future to allocate and allow use of additional spectrum in the high frequency bands to fixed and/or mobile services, the successful auction of that spectrum could increase the number of entities that hold this spectrum, and its general availability could have a material adverse effect on the value of our spectrum.  Companies that would otherwise use our services could instead decide to acquire spectrum rights in these auctions or obtain services from the winners of those auctions. Unsuccessful auctions of spectrum may generate low winning bids and could therefore reduce the values of spectrum in neighboring bands, including the value of our spectrum licenses. Alternatively, the FCC may decide to allocate additional spectrum for licensing without auctions to certain classes of users, such as state and local government agencies, that otherwise might be potential customers of our services. On July 14, 2016, the FCC issued a Further Notice of Proposed Rulemaking that potentially allocates up to 17.7 GHz of spectrum for flexible fixed or mobile usage.

We may need to protect incumbent operations.

Prior to adopting service rules for the 39 GHz spectrum distributed by auction, the FCC permitted licensees to define their own service areas. Applicants for licenses provided the latitude and longitude points for the boundaries of their desired service area, thereby creating service areas generally rectangular in shape – rectangular service areas (“RSAs”).  Auction license winners like us are required to protect, and not cause harmful interference to, RSA licensees.  There are RSA licenses that are not owned by us within some of our 39 GHz licenses which may deprive us of the full use of our spectrum in those affected areas.

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

Because we are thinly staffed and highly dependent on a limited number of management persons, we may not be able to pursue longer term business opportunities, which could limit our revenue growth. Given our short operating history and limited experience, we may not be able to scale our operations, if necessary, to meet market demand and/or regulatory build-out deadlines.

As of October 13, 2016, we had nine employees who work directly for us. We have historically relied on third parties for services and support.  Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to identify customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services. This could result in customer dissatisfaction and loss. Additionally, our competitors, many of whom have significantly more personnel and greater resources, may be better able to seek and respond to opportunities than we can. Given our small number of employees, short operating history, and limited experience, we may not be able to scale our operations, if necessary, to meet market demand and/or regulatory build-out deadlines. This could have a material adverse effect on our ability to generate revenues and on our business, growth, results of operations, and financial condition.

A substantial portion of Straight Path Spectrum’s historical revenues were derived from a limited number of customers, and the loss of those customers would have a negative effect on our revenues.

The loss of any of our customers would have a material adverse effect on our results of operations and cash flows. See “Concentration of Customers” in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

The extensive and continually evolving regulations to which we are subject could increase our costs and adversely affect our ability to implement our business plan successfully.

The FCC, various state regulatory bodies, local zoning authorities, and other governmental entities regulate us and the operation and installation of underlying equipment. These regulators conduct regular rulemaking proceedings and issue interpretations of existing rules that apply to us and affect our business operations, directly or indirectly.  The FCC in particular imposes significant regulation on licensees of wireless spectrum with respect to how wireless spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The adoption or modification of laws or regulations relating to our wireless licenses and operations could limit or otherwise adversely affect the manner in which we currently conduct our business. Such regulatory proceedings could impose additional obligations on us or our customers, reduce the attractiveness of our service, give rights to our competitors, increase our costs, make the business plans of the carriers or other customers that purchase or may purchase our services less viable, and otherwise adversely affect our ability to implement our business plan.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems.

To be successful, we need to continue to have available a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face a risk of a security breach or disruption from unauthorized access to our proprietary or classified information on our systems. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit our information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our information may be lost, disclosed, accessed or taken without our consent.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of these networks and systems, and therefore, our operations; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of our proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iii) require significant management attention or financial resources to remedy the damages that result or to change our systems; or (iv) result in a loss of business, damage our reputation or expose us to litigation. Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

The wireless communications services industry in which we operate is continually evolving. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The wireless communications services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, and evolving industry standards and regulatory requirements. The backhaul infrastructure that supports this dynamic industry must be similarly flexible and able to adapt to these changes. Our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

●	competition from service providers using other means to deliver similar or alternative services;

●	competition from new service providers using more efficient, less expensive technologies, including products or services not yet invented or developed;

●	customers self-provisioning their own services;

●	gaining and sustaining market acceptance of the technology underlying our services;

●	realizing economies of scale;

●	responding successfully to advances in competing technologies in a timely and cost-effective manner;

●	existing, proposed, or undeveloped technologies that may render fixed wireless backhaul and other services less profitable or obsolete; and

●	increase in costs or requirements to maintain licenses.

As the services offered by us and our competitors develop, wireless carriers may not accept our services as a commercially viable alternative to other means of delivering wireless backhaul and other services. Accordingly, our inability to keep pace with technological development could materially and adversely affect our business.

Our reliance upon spectrum licensed by the FCC includes additional risks.

Our reliance on and use of FCC-licensed spectrum imposes additional risks on our business, including:

●	increases in spectrum acquisition costs;

●	adverse changes to regulations governing spectrum/licensee rights;

●	the risk that spectrum will not be commercially usable or free of harmful interference from licensed or unlicensed operators in our or adjacent bands;

●	the risk that the government or other license holders introduce an oversupply of substantially similar spectrum into the market;

●	the risk that competitors, customers, or other users may over utilize line-of-sight licensed spectrum and thus alter the FCC availability or allocation of such wireless spectrum in markets or geographic areas where we require it;

●	change in the FCC rules regarding the licensing or use of wireless spectrum; and

●	invalidation of any authorization to use all or a significant portion of the spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

Risks Related to Straight Path IP Group

We may fail to enforce our intellectual property rights.

Straight Path IP Group’s patent portfolio is among the Company’s core assets. If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to the Company. In addition, the Company’s existing patents have finite lives, and nearly all of the patents expired on September 25, 2015. Although Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, we do not anticipate filing additional actions. There is no guarantee that the patents will be adequately exploited or commercialized.

The USPTO may grant a re-examination of our patents.

In 2010 and 2011, certain patents in Straight Path IP Group’s portfolio successfully emerged from re-examination proceedings at the USPTO.  Nevertheless, our patents may be subject to further requests to the USPTO to reexamine our patents.  Although we believe that our patents are valid, they may be deemed invalid during a re-examination.  Moreover, any litigation filed after the grant of a re-examination may be subject to an order to stay the litigation while the re-examination proceeds.  Therefore, while a re-examination is pending, we may be unable to enforce our patents. Similarly, if claims are invalidated through IPR (or re-exam or a different litigation), active cases may be stayed during appeal, and the court may dismiss the case based on a finding of invalidity in another forum.

The USPTO may grant an IPR.

The Leahy-Smith America Invents Act (“AIA”) created a new procedure for challenging an issued patent at the PTAB of the USPTO: the IPR. A petitioner challenging a patent must allege “that there is a reasonable likelihood that the petitioner would prevail with respect to at least one of the claims challenged in the petition.” (35 U.S.C. § 314(a)). As discussed in the Legal Proceedings section below, various parties, including some of the defendants in actions we brought to enforce our patent rights, filed petitions for IPRs at the PTAB for certain claims of our patents. While the PTAB has denied all of those petitions, the petitioners have appealed the denials. During the pendency of these appeals, our ability to enforce our patent rights may be curtailed. Some of the litigation related to the relevant patents that was brought by us as plaintiff has been stayed, and the remaining litigation may be stayed as well.

Our exposure to uncontrollable outside influences, including new legislation, court rulings, or actions by the USPTO, could adversely affect our licensing and enforcement business and results of operations.

Our licensing and enforcement business is subject to numerous risks from outside influences, including the following:

New legislation, regulations, or court rulings related to enforcing patents could adversely affect our business and operating results.

Straight Path IP Group has spent, and plans to spend, a significant amount of resources to enforce our rights. If new legislation, regulations or rules are implemented either by Congress, the USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. Recently, U.S. patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the AIA, which took effect on September 16, 2012. The AIA includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the AIA changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. As well, the AIA introduced new post grant proceedings, namely IPRs, to allow a third party to challenge the validity of patent claims. The AIA and its implementation has increased the uncertainties and costs surrounding the enforcement of our patented technologies, and this could have a material adverse effect on our business and financial condition.

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

Finally, political leaders have recently made statements related to regulation of patent enforcement entities. Any such legislation that materially restricts our enforcement activities could have a negative impact on our ability to execute on Straight Path IP Group’s business plan, the value of our patents, and our operating results.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than other business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

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

We may need additional funds to finance our operations to make additional investments, or to acquire complementary businesses or assets.  We may be unable to generate these funds from our operations.  Additionally, we may experience delays in collecting judgments if defendants decide to appeal jury findings of infringement at federal district courts.  We may incur out-of-pocket costs related to our IP enforcement and such expenses could be material and beyond our means. In addition, as we focus our resources on the Straight Path Spectrum and Straight Path Ventures businesses, we may require additional financing from other sources to fund ongoing infringement litigation, which may not be available.

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

Risks Related to Straight Path Ventures

Our technology research and development efforts may be unsuccessful.

Our technology research and development efforts are exploratory in nature and are intended to develop new types of products. Our efforts may prove unsuccessful and may not result in the development of any products. Even if we are able to develop any products, we may not be able to generate revenues or profits from such products.

We may fail to obtain patent protection for our inventions.

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. The standards which the USPTO uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged in court, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents which are issued may not contain claims which will permit us to stop competitors from using similar technology.

In addition to any patented technology, we may also rely on unpatented technology, trade secrets, and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We generally require each of our employees and consultants to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

We may be unable to realize any revenue from our inventions.

Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technology, products and services are exposed. These risks include the following:

●	we may be unable to develop sources of new revenue or sustainable growth in revenue because our current and anticipated technologies, products and services may be inadequate or may be unable to attract or retain customers;

●	intense competition and rapid technological change could adversely affect the market’s acceptance of our existing and new products and services; and

●	we may be required to incur unanticipated expenditures if product changes or improvements are required. Moreover, new industry standards might redefine the products that we are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products by us and achieving or sustaining profitability from these products could be delayed or halted.

Risk Factors Generally Relating to Us and Our Common Stock

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth.  If we raise additional funds by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock. Moreover, we have in the past and may in the future take actions that dilute our interests (and thus our stockholders’ interest) in certain of our subsidiaries.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

Howard Jonas placed all of the SPCI Class A Common Stock and Class B Common Stock distributed in the Spin-Off that would be beneficially owned by him in trust with an independent trustee, the Alliance Trust Company LLC (the “Trustee”). Howard Jonas retained the economic benefit of the shares placed in the trust, but does not have voting or dispositive power or control with respect to such shares. As of October 13, 2016, the Trustee has voting power or control over 2,190,152 shares of our common stock (which includes 787,163 shares of our Class A common stock and 1,402,989 shares of our Class B common stock) and representing approximately 71% of the combined voting power of our outstanding common stock. Mr. Jonas’ consent is needed with respect to certain significant corporate matters requiring approval by our stockholders, including the approval of any merger, consolidation, or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management will be limited.

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

Given the current global economy, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion. Failure to receive such funding could have a material adverse effect on our business, prospects, and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company is leasing the following properties:

1.	Our headquarters is located at 5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia, 23059. The lease expires on May 31, 2017 and the annual rental is approximately $7,200.

2.	We lease a satellite office in Englewood Cliffs, New Jersey under a lease that expires on April 30, 2018. The annual rental is $37,200.

3.	We lease an office in Plano, Texas for use as a development lab. The lease term expires on December 31, 2018 and the average annual rental is approximately $18,000.

Item 3. Legal Proceedings.

Regulatory Enforcement

Allegations were made in an anonymous report released in November 2015 regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. The Company retained Morgan Lewis, a leading multi-national law firm, to conduct an independent investigation into these allegations. Morgan Lewis, with assistance from Kroll, completed its investigation and reported the results to the Company. We met with the FCC and shared the investigators’ conclusions, and the Company subsequently provided certain additional information requested by the FCC. On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Company’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. The Company intends to continue to cooperate with the FCC in this matter, and hopes to bring it to a satisfactory resolution in a timely manner. We cannot, at this time, give any assurances as to how the FCC may proceed in this matter. If the FCC were to conclude that we have not complied with its rules, it may impose fines and/or additional reporting or operational requirements, condition or revoke our licenses, and/or take other action. If the FCC were to revoke a significant portion of our licenses or impose material conditions on the use of our licenses, it could have a material adverse effect on the value of our spectrum licenses and our ability to generate revenues from utilization of our spectrum assets.

Putative Class Action and Shareholder Derivative Action

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc. (the “Company”), Davidi Jonas, and Jonathan Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al., No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired the Company’s common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to the Company’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees, and costs. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. On April 11, 2016, the court entered an order appointing Charles Frischer as lead plaintiff and approving lead plaintiff’s selection of Glancy Prongay & Murray LLP as lead counsel and Schnader Harrison Segal & Lewis LLP as liaison counsel. On June 17, 2016, lead plaintiff filed his amended class action complaint, which alleges the same claims described above. The defendants filed a motion to dismiss the amended class action complaint on August 17, 2016; the plaintiff opposed that motion on September 30, 2016, and the defendants will file their reply brief in further support of their motion to dismiss on October 31, 2016.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al., No. 2:16-cv-00541-JMV-MF, was filed in the federal district court for the District of New Jersey against Howard Jonas, Davidi Jonas, Jonathan Rand, and the Company’s current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although the Company is named as a nominal defendant, the Company’s bylaws generally require the Company to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to the Company by making misrepresentations and omissions about the Company and failing to correct the Company’s public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees, and costs, as well as injunctive relief. On April 26, 2016, the case was reassigned to Judge John Michael Vasquez. On June 9, 2016, the court entered a stipulation previously agreed to by the parties that, among other things, stays the case on terms specified therein.

The Company is aware of press reports regarding the filing of additional complaints for putative class actions revolving around the same alleged facts and circumstances as the Zacharia and Hofer complaints, but the Company is not aware of any other complaint that was filed or served.

The Company intends to vigorously defend against all of these claims.

The Sipnet Appeal and Related IPRs

On April 11, 2013, Sipnet EU S.R.O. (“Sipnet”), a Czech company, filed a petition for IPR at the PTAB for certain claims of the ‘704 Patent. On October 9, 2014, the PTAB held that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. Straight Path IP Group appealed. On November 25, 2015, the CAFC reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. On May 23, 2016, the PTAB issued a final written decision finding that Sipnet failed to show that any of the challenged claims were unpatentable.

As discussed in more detail below, following the CAFC’s decision in Sipnet, the PTAB denied all then-pending petitions for IPR of Straight Path IP Group’s patents, and the petitioners have appealed those denials to the CAFC.

On August 22, 2014, Samsung filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR of these claims based on Samsung’s petitions. On June 15, 2015, Cisco and Avaya joined this instituted IPR. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the CAFC. On May 6, 2016, Cisco and Avaya also filed notices of appeal to the CAFC.

On October 31, 2014, LG, Toshiba, Vizio, and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join in these IPRs. On November 24, 2015, the PTAB granted related petitions to join on the ‘704 and ‘121 Patents filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”). On May 9, 2016, the PTAB issued a final written decision holding that Petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC. On August 26, 2016, the CAFC entered an order setting October 14, 2016 as the deadline for appellants’ opening briefs.

On September 28, 2015, Cisco, Avaya, and the Verizon affiliates filed a petition for an IPR with the PTAB for all claims of U.S. Patent No. 6,701,365 (the “‘365 Patent”). On April 6, 2016, the PTAB denied the petition, finding that the petitioners had not demonstrated a reasonable likelihood that any challenged claim was unpatentable. This decision was not appealed to the CAFC, but as discussed above, these petitioners already have joined the Samsung and/or LG IPRs that have been appealed to the CAFC.

Patent Enforcement

Following the CAFC’s decision in Sipnet, Straight Path IP Group has taken steps to recommence its patent enforcement efforts in federal district court that had been stayed or dismissed without prejudice during the pendency of the Sipnet Appeal and related IPRs.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba, and Vizio alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The actions were consolidated (the “consolidated action”) and assigned to Judge Anthony J. Trenga. In October 2014, Hulu intervened in the consolidated action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products, and also filed an action in the United States District Court for the Northern District of California (the “Amazon action”) seeking declaratory relief of non-infringement of the ‘704, ‘469, and ‘121 Patents based in part on the allegations related to the consolidated action. On December 5, 2014, Straight Path IP Group filed a motion to dismiss the Amazon action, or in the alternative, to transfer venue to the Eastern District of Virginia. On May 28, 2015, the California court transferred the Amazon action to Virginia, and the Virginia court later formally severed the Amazon action from the consolidated action. In November 2014, the parties jointly moved to stay the consolidated action and the Amazon action pending the completion of the Sipnet Appeal and the related IPRs. On November 4, 2014, the court granted the stay. On May 23, 2016, the Company filed status reports with the Court in both the consolidated action and the Amazon action requesting that the stay be lifted, and the defendants filed a statement and request for leave to file a motion to continue the stay. The court held oral argument, and on August 8, 2016, the court continued the stay pending the outcome of the defendants’ appeals of the PTAB’s denial of their IPRs.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of Sipnet and the IPR petitions filed by Samsung. On May 31, 2016, Straight Path IP Group filed a notice informing the court of the results of the Samsung IPR and the CAFC’s decision in Sipnet and requesting that the stay be lifted. On June 2, 2016, the defendants filed a notice asserting that the stay should remain pending their appeal of the PTAB’s decision in the Samsung IPR. The court has not ruled on Straight Path IP Group’s request to lift the stay.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, and ’121 Patents and U.S. Patent No. 7,149,208); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, SPIPG filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of SPIPG’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of SPIPG’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, SPIPG filed a new complaint against Apple alleging that its FaceTime product infringes five of SPIPG’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of SPIPG’s patents, and the parties have commenced discovery. Oral argument was held on Apple’s partial motion to dismiss on September 22, 2016, and a decision is pending.

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York (the “SDNY”). Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe on the ‘704, ‘469, and ‘365 Patents. On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants. On June 7, 2016, Straight Path IP Group filed a new complaint in the SDNY against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469 and ‘365 Patents. On August 5, 2016, Verizon filed its answer and affirmative defenses, and the parties have commenced discovery. On September 13, 2016, Verizon filed a motion to stay the litigation pending a decision from the CAFC in the appeal of the Samsung IPR. The court has scheduled an initial pretrial conference for October 28, 2016.

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

The table below sets forth the high and low sales prices for our Class B common stock as reported by the NYSE MKT for Fiscal 2016 and 2015. On July 31, 2013, IDT completed the Straight Path Spin-Off, in which each of IDT’s stockholders received one share of Straight Path Class A common stock for every two shares of IDT Class A common stock and one share of Straight Path Class B common stock for every two shares of IDT Class B common stock held of record as of the close of business on July 25, 2013.

	High	Low
Fiscal year ended July 31, 2015
First Quarter	$22.00	$8.67
Second Quarter	$23.99	$15.24
Third Quarter	$22.36	$17.84
Fourth quarter	$33.89	$18.60

Fiscal year ended July 31, 2016
First Quarter	$49.72	$21.09
Second Quarter	$34.10	$7.62
Third Quarter	$39.75	$20.72
Fourth Quarter	$40.75	$15.83

On October 12, 2016, there was 1 holder of record of our Class A common stock and 150 holders of record of our Class B common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 12, 2016, the last sales price reported on the NYSE MKT for our Class B common stock was $31.02 per share.

We were formed in April 2013 and have never paid cash dividends except as discussed below.

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders in respect of operations during Fiscal 2014 and Fiscal 2015. Such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but eliminates in consolidation.

The Company does not anticipate paying any additional dividends on its common stock until it achieves sustainable profitability (after satisfying all of its operational needs, including payments to the former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”)) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum and Straight Path Ventures businesses and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of the Company’s Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2017, which we will file with the SEC within 120 days after July 31, 2016, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s 500 Index for the period beginning August 1, 2013 and ending July 31, 2016. The graph and table assume that $100 was invested on August 1, 2013 (the first day of trading for the Class B common stock) with the cumulative total return of the Standard & Poor’s 500 Index and Telecommunication Services Index. Cumulative total stockholder returns for our Class B common stock, Standard & Poor’s 500 Index and Telecommunication Services Index are based on our fiscal year.

	7/24/13	7/31/13	7/31/14	7/31/15	7/31/16

Straight Path Communications Inc.	$100.00	$108.47	$167.29	$399.49	$309.15
S&P 500	$100.00	$105.09	$122.89	$136.66	$144.34
S&P Telecommunication Services	$100.00	$100.20	$109.00	$107.11	$135.41

Issuer Purchases of Equity Securities

There were no purchases by us of our shares during the fourth quarter of Fiscal 2016.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

The Company was formerly a subsidiary of IDT. On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company.

Year ended July 31,
(in thousands, except per share data)	2016	2015	2014
Revenues	$2,156	$13,240	$4,796
Direct cost of revenues	933	6,043	2,487
Research and development	1,286	-	-
Selling, general and administrative	9,024	6,931	3,001
Other income	437	372	408
(Loss) income before income taxes	(8,650)	638	(284)
Provision for income tax benefits (income taxes)	4	(2,714)	2,353
Net (loss) income	(8,646)	(2,076)	2,069
Net loss (income) attributable to noncontrolling interests	349	111	(32)
Net (loss) income attributable to Straight Path Communications Inc. (SPCI)	(8,297)	(1,965)	2,037
Total assets	13,497	20,238	30,439
Cash dividend declared	—	—	—
Net (loss) income per share attributable to SPCI stockholders - basic	(0.70)	(0.17)	0.19
Net (loss) income per share attributable to SPCI stockholders - diluted	(0.70)	(0.17)	0.18
Weighted average of common shares outstanding - basic	11,871	11,457	10,667
Weighted average of common shares outstanding - diluted	11,871	11,457	11,267

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a communications asset company. We own 100% of Straight Path Spectrum, 100% of Straight Path Ventures, and 84.5% of Straight Path IP Group. Straight Path Spectrum’s wholly owned subsidiary, Straight Path Spectrum, LLC holds, leases, and markets wireless spectrum. Straight Path Ventures develops next generation wireless technology, particularly for 39 GHz. Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property. We were formerly a subsidiary of IDT. On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company.

Straight Path Spectrum

On July 14, 2016, the FCC voted to adopt the UMFU Report and Order, which opens four mmW bands for flexible mobile and fixed wireless services. The rules apply to 28 GHz (27.50-28.35 GHz, or LMDS A1), 37 GHz (37.0-38.6 GHz), and 39 GHz (38.6-40.0 GHz) bands, and a new unlicensed band at 60 GHz (64.0-71.0 GHz). The UMFU Report and Order is the culmination of a 21-month regulatory process that began when the FCC released a NOI on October 17, 2014 to examine the potential for the provision of mobile radio services in bands above 24 GHz. The UMFU Report and Order reflects many of the proposals that we made for the 39 GHz band.

On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Company’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. For further discussion of this inquiry, please see Item 1A to Part I “Risk Factors” in this Annual Report.

On September 11, 2015, Straight Path entered into an agreement with CBNL to expedite production of a 39 GHz PMP radio. Straight Path agreed to a $1,000,000 non-recurring engineering investment, and we expect the product to be commercially available by late 2016 or early 2017.

Straight Path recently entered into a multiyear spectrum lease agreement with Windstream, a nationwide advanced network communications provider, to lease 39 GHz spectrum in 40 markets for use with CBNL VectaStar® 39 GHz licensed PMP radios once they are commercially released. We anticipate this agreement will have a meaningful impact on our revenue once the CBNL radios are deployed.

The Company purchased approximately $1.4 million of currently available technology at 39 GHz to deploy through independent wireless operators in order to engage a broad customer base in advance of our deployment of the CBNL PMP radios when they become commercially available in late 2016 or early 2017.

Straight Path Ventures

Straight Path Ventures is developing next generation wireless technology primarily for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. Although work is at an early stage, the Company decided in Q3 2016 that this activity warrants a separate reportable business segment. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the USPTO for new 39 GHz transceiver technology. On September 19, 2016 Straight Path Ventures performed an indoor demonstration using our prototype 39 GHz Gigarray® transceivers.

Straight Path IP Group

In Fiscal 2014 and early Fiscal 2015, Straight Path IP Group entered into 12 settlement and/or licensing agreements with licenses and settlement payments received in the aggregate amount of $18,338,000.

On October 9, 2014, the PTAB issued an administrative decision stating that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. Straight Path IP Group appealed that decision. On November 25, 2015, the CAFC reversed the PTAB’s decision and remanded the case back to the PTAB for further proceedings. On May 23, 2016, the PTAB issued a final written decision finding none of the challenged claims unpatentable.

Following the favorable CAFC decision, the PTAB denied pending petitions for IPR of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners have appealed to the CAFC.

In addition, in civil actions pending in federal district courts for the Eastern District of Virginia and Eastern District of Texas, Straight Path IP Group has requested that the courts lift the stays previously put in place pending the outcome of the IPRs. The Eastern District of Virginia denied the request and continued the stay pending a decision on the CAFC appeals. Straight Path IP Group also filed complaints for patent infringement against several Verizon affiliates in the U.S. District Court for the Southern District of New York, and against Apple, Inc., Avaya Inc., and Cisco Systems, Inc. in the U.S. District Court for the Northern District of California.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.

Concentration of Customers

In Fiscal 2016, Fiscal 2015 and Fiscal 2014, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum’s revenues were as follows:

Year ended July 31,
(in thousands)	2016	2015	2014
Customer 1	$165	$165	$165
Customer 2	86	87	114
Customer 3	58	70	53

The loss of any of these major customers would have a material adverse effect on our results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Revenue Recognition

Straight Path Spectrum lease revenues are recognized on a straight-line basis over the contractual lease period, which generally range from one to three years. Revenues from sale of rights in FCC licenses are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations, and collectability is reasonably assured. Revenues from sale of rights in FCC licenses less applicable costs of the sale are classified as “Gain on sale of rights in wireless spectrum” in the accompanying Consolidated Statements of Operations.

Straight Path Spectrum recorded the amounts that the Former SPSI CEO was entitled to, related to leases, in “Selling, general and administrative” expense, in the same period the related revenues were recognized. Straight Path Spectrum recorded the amounts that the Former SPSI CEO was entitled to, related to the sale of rights in spectrum, in “Gains on sale of rights of wireless spectrum,” in the same period the related revenues were recognized.

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

In addition, Straight Path IP Group may enter into settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments and future royalty payments) is allocated to each element of the settlement based on the fair value of each element. In addition, revenues related to past royalties are recognized upon execution of the agreement by both parties, provided that the amounts are fixed or determinable, there are no significant undelivered obligations and collectability is reasonably assured. Straight Path IP Group does not recognize any revenues prior to execution of the agreement since there is no reliable basis on which it can estimate the amounts for royalties related to previous periods or assess collectability.

Direct Cost of Revenues

Direct cost of revenues for Straight Path Spectrum consists primarily of network and connectivity costs. Such costs are charged to expense as incurred. Direct cost of revenues for Straight Path IP Group consists of legal expenses directly related to revenues from litigation settlements. Expenses incurred for which revenue has not yet been recognized is classified as “prepaid expenses – related to settlements and licensing” in the consolidated balance sheet.

Intangible Assets with Indefinite Useful Lives

Intangible assets consist of the cost of the wireless spectrum licenses that were transferred to us by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, we adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. We may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, we were required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. We would estimate the fair value of the asset using discounted cash flow methodologies, as well as considering third party market value indicators. Cash flow projections and fair value estimates, as well as assessing qualitative factors to determine whether it is more likely than not that an asset is impaired, require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements, ” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted.  The Company adopted ASU 2015-17 effective for Fiscal 2016 and applied the amendment retrospectively. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (Fiscal 2020 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as the ASU 2014-09. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial registration statement filed related to our spin-off from IDT, which is July 31, 2017, or such earlier time that we are no longer an emerging growth company and, if we do, the information that we provide stockholders may be different than you might receive from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

RESULTS OF OPERATIONS

Year Ended July 31, 2016 (“Fiscal 2016”) Compared to Year Ended July 31, 2015 (“Fiscal 2015”)

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Year Ended
	July 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$2,156	$13,240	$(11,084)
Direct cost of revenues	933	6,043	(5,110)
Research and development	1,286	-	1,286
Selling, general and administrative	9,024	6,931	2,093
(Loss) income from operations	(9,087)	266	(9,353)
Interest and other income	437	372	65
(Loss) income before income taxes	(8,650)	638	(9,288)
Provision for income tax benefits (income taxes)	4	(2,714)	2,718
Net loss	(8,646)	(2,076)	(6,570)
Net loss attributable to noncontrolling interests	349	111	238
Net (loss) attributable to Straight Path Communications Inc.	$(8,297)	$(1,965)	$(6,332)

Revenues. Revenues generated by Straight Path Spectrum were $461,000 and $426,000 in Fiscal 2016 and Fiscal 2015, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators).

Revenues generated by Straight Path IP Group were $1.7 million and $12.8 million in Fiscal 2016 and Fiscal 2015, respectively. Revenues generated by Straight Path IP Group decreased substantially due to the expiration of the licensed patents. The Company was recognizing revenue over the terms of the settlements and license agreements related to such patents entered into in prior periods. Primarily all of the revenue was recognized as of September 30, 2015.

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

Research and development. Research and development consists primarily of expenses related to the agreement with CBNL in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000, and expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz. The CBNL agreement contains several milestones. All of the milestones have been reached to date. For Fiscal 2016, expenses recognized under the agreement totaled $1,000,000.

Selling, general and administrative expense.   Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in the number of employees and salaries, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, marketing expenses related to the installation of radio links, and increased legal costs due to: 1) the putative shareholder class action, derivative action, and regulatory enforcement activity, and 2) Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $2.77 million and $3.35 million in Fiscal 2016 and Fiscal 2015, respectively. At July 31, 2016, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $2.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1.47 million is expected to be recognized in Fiscal 2017, $707,000 in Fiscal 2018 and $127,000 in Fiscal 2019.

In the first quarter of fiscal 2017, the Company issued 108,000 restricted shares of Class B Common Stock to officers and 56,000 restricted shares of Class B Common Stock to employees as compensation. The shares vest over a two-to-four-year period. In addition, effective October 17, 2016, the Company will issue to our CEO, Davidi Jonas, a grant of 120,000 restricted shares of the Company’s Class B Common Stock to vest as to 60,000 shares on October 17, 2016 and 20,000 on each of October 18, 2017, October 17, 2018 and October 16, 2019.

Interest and other income.  Interest and other income in Fiscal 2016 included interest income of $39,000 and the reversal of prior period accruals of $390,000. Interest and other income in Fiscal 2015 included interest income of $37,000, gain on the sale of a patent of $35,000, the reversal of prior period accruals of $143,000, and the reduction in commissions owed totaling $130,000 from the settlement with the Former SPSI CEO.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2016 and Fiscal 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both July 31, 2016 and 2015.

Straight Path Ventures files its own tax returns. There is no provision for Straight Path Ventures for Fiscal 2016 and Fiscal 2015 since it is a partnership return, and its results are passed to its partners, both of which are included in the consolidated tax return of Straight Path.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision for Straight Path for the years ended July 31, 2016 and 2015 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path at July 31, 2016. The benefit in Fiscal 2016 represents a federal refund from a prior year net of current state income and franchise taxes.

The provision for income taxes for Fiscal 2015 consisted solely of certain state income taxes.

See Note 3 of the consolidated financial statements.

Net income attributable to noncontrolling interests. The change in net loss (income) attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in the Fiscal 2016 periods compared to being profitable in the Fiscal 2015 periods.

Straight Path Spectrum Segment

	Year Ended
	July 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$461	$426	$35
Direct cost of revenues	119	-	119
Research and development	1,000	-	1,000
Selling, general and administrative	4,850	2,067	2,783
Loss from operations	$(5,508)	$(1,641)	$(3,867)

Revenues. Revenues generated by Straight Path Spectrum were $461,000 and $426,000 in Fiscal 2016 and Fiscal 2015, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in Fiscal 2015.

Research and development. Research and development consists of expenses related to the agreement with CBNL in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000. The CBNL agreement contains several milestones. All of the milestones have been reached to date. For Fiscal 2016, expenses recognized under the agreement totaled $1,000,000.

Selling, general and administrative expense.   Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the hiring of new employees, and the related increase in compensation costs, including stock-based compensation for the issuances of restricted common stock to employees, marketing expenses related to the installation of radio links, and increased legal costs due to the putative shareholder class action, derivative action, and regulatory enforcement activity.

Straight Path IP Group Segment

	Year Ended
	July 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$1,695	$12,814	$(11,119)
Direct cost of revenues	814	6,043	(5,229)
Research and development	-	-	-
Selling, general and administrative	3,569	4,864	(1,295)
(Loss) income from operations	$(2,688)	$1,907	$(4,595)

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing arrangements with the former defendants. (For the status of our other infringement lawsuits, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.) In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $1.7 million and $12.8 million in Fiscal 2016 and Fiscal 2015, respectively. The gross payments under settlement and licensing agreements that have been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of July 31, 2016, all of which has been collected. Most of these settlement agreements include license fees for the duration of the license term, and have been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term was through the expiration of the licensed patents. Primarily all of the revenue from these settlements was recognized as of September 30, 2015.

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against various defendants were stayed or dismissed without prejudice. In light of the favorable outcome on appeal and the favorable PTAB rulings in the related IPR proceedings, Straight Path IP Group has re-commenced four civil actions against various defendants and requested to lift the stays in two other actions. That request was denied in one action pending a decision in the defendants’ appeal of the PTAB’s recent rulings in the related IPRs. The request to lift the stay in the second action remains pending. For further discussion of these litigations, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.

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

Selling, general and administrative expense. Selling, general and administrative expenses increased in Fiscal 2016 compared to Fiscal 2015 primarily as a result of the increase in compensation costs, including stock-based compensation for the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs.

Straight Path Ventures Segment

	Year Ended
	July 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	286	-	286
Selling, general and administrative	605	-	605
Loss from operations	$(891)	$-	$(891)

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

Stock-based compensation expense included in consolidated selling, general and administrative expense was $3.35 million and $758,000 in Fiscal 2015 and Fiscal 2014, respectively. At July 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $1.81 million is expected to be recognized in the year ending July 31, 2016, $985,000 in the year ending July 31, 2017, $400,000 in the year ending July 31, 2018 and $64,000 in the year ending July 31, 2019.

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

Income taxes. The provision for income taxes for Fiscal 2015 consists primarily of the tax effects of the increase in the valuation allowance against deferred income tax assets of Straight Path IP Group. The provision for income tax benefits for Fiscal 2014 represented primarily the deferred tax effects related to the net deferred revenue on the litigation settlements of Straight Path IP Group. See Note 3 of the consolidated financial statements.

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

As of the end of Fiscal 2015, the decision of the PTAB in the Sipnet IPR had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the Sipnet Appeal and outstanding IPRs, all litigation related to the relevant patents that was brought by us as plaintiff was stayed or dismissed without prejudice, and therefore, we were not able to move forward with actions against Samsung, LG, Toshiba, Vizio, Apple, Avaya, Cisco, or Verizon.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have primarily satisfied our cash requirements through the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at July 31, 2016 will be sufficient to meet our anticipated cash requirements during the twelve months ending July 31, 2017.

We previously projected an increase in spending of $2–$3 million from our initial expectations for a number of matters, including procuring equipment, expenses for legal and other advisors, and related items. We have spent a significant portion of this projected amount, including $1.4 million on currently available technology at 39 GHz and approximately $1.4 million on legal and other advisors, and we may exceed the amount previously projected. Additionally, we will continue to prepare to deploy upgraded equipment, most likely in early calendar 2017 for PMP applications at 39 GHz, while pursuing our long-term plans for enabling 5G mobility services using our licensed spectrum.

As of July 31, 2016, we had cash of $11.4 million and working capital (current assets less current liabilities) of $11.4 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For Fiscal 2016, no payments were made by IDT pursuant to this obligation.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing, or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $48,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2016, approximately $8,000 for Fiscal 2015 and approximately $35,000 for Fiscal 2014.

Year Ended July 31, 2016 (“Fiscal 2016”) Compared to Year Ended July 31, 2015 (“Fiscal 2015”)

	Year Ended July 31,
	2016	2015
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(7,269)	$(1,890)
Investing activities	-	20
Financing activities	10	(742)
Decrease in cash and cash equivalents	$(7,259)	$(2,612)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically payments of trade accounts payable and timing of settlements of lawsuits brought by Straight Path IP Group.

Investing Activities

There were no investing activities in Fiscal 2016.

Financing Activities

In Fiscal 2016, the Company received $10,000 upon the exercise of stock options.

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

Year Ended July 31, 2015 (“Fiscal 2015”) Compared to Year Ended July 31, 2014 (“Fiscal 2014”)

	Year Ended July 31,
	2015	2014
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(1,890)	$6,215
Investing activities	20	—
Financing activities	(742)	17
(Decrease) increase in cash and cash equivalents	$(2,612)	$6,232

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

Financing Activities

Cash used in financing activities totaled $742,000 in Fiscal 2015. In April 2015, Straight Path IP Group paid a dividend totaling approximately $875,000 to its minority stockholders in respect of operations during Fiscal 2014 and Fiscal 2015. This was offset by approximately $68,000 received by the Company upon the exercise of stock options and $65,000 received from the sale of treasury stock.

Contractual Obligations and Other Commercial Commitments

The Company currently leases its corporate headquarters in Glen Allen, Virginia under a lease that expires on May 31, 2017. The annual rent is approximately $7,200.

The Company currently leases its satellite office in Englewood Cliffs, New Jersey under a lease that expires on April 30, 2018. The annual rent is $37,200.

Effective December 1, 2015, we lease an office in Plano, Texas for use as a development lab. The lease term expires on December 31, 2018 and the average annual rental is approximately $18,000.

The Company signed a purchase order to CBNL for the acquisition of 500 PMP radios for $2,100,000 and has paid a deposit of $630,000. The balance of $1,470,000 will be payable upon proof of shipment to the Company. See Note 8 of the consolidated financial statements.

The following table sets forth the Company’s future contractual obligations as of July 31, 2016.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating leases (1)	$120,204	$66,758	$53,446	$-	$-
Equipment	1,470,000	1,470,000	-	-	-

(1) Effective August 1, 2013, the Company began leasing space on a roof for some of its telecom equipment as part of its spectrum operations. The monthly rental is currently $600. In addition, the Company currently leases space on two additional roofs for some of its telecom equipment as part of its spectrum operations. The total monthly rental for these two roofs is $500. All three leases continue on a month-to-month basis until terminated by either party with 30 days’ notice.

Off-Balance Sheet Arrangements

As of July 31, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources, other than the following.

In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform, or otherwise discharge any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any liabilities arising or related to the period prior to the Spin-Off.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

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

David Breau - General Counsel

Management Directors

Davidi Jonas

Independent Directors

K. Chris Todd - Partner at the law firm of Kellog, Huber, Hansen, Todd, Evans & Figel, P.L.L.C.

William F. Weld - Partner at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (Mintz Levin) and a principal of ML Strategies, LLC, a consulting affiliate of Mintz Levin.

Fred S. Zeidman - Director of Petro River Oil Corporation.

The remaining information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2016, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our website (www.straightpath.com /investors) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the SEC. We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer. A copy of the code of business conduct and ethics is available on our website.

Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Information Statement, which will be filed with the SEC within 120 days after July 31, 2016, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
2.1(1)	Separation and Distribution Agreement, dated July 31, 2013

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	By-laws of the Registrant

10.1(2)	Amended 2013 Stock Option and Incentive Plan

10.2(1)	Transition Services Agreement, dated July 31, 2013

10.3(1)	Tax Separation Agreement, dated July 31, 2013

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Zwick & Banyai, PLLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Management contract or compensatory plan or arrangement.

(1)    Incorporated by reference to the Company’s Form 10-12G/A filed July 31, 2013.

(2)    Incorporated by reference to the Company’s Form DEF 14A filed November 24, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

By:
Davidi Jonas Chief Executive Officer

Date: October 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

	Chief Executive Officer,	October 13, 2016
Davidi Jonas	President and Director (Principal Executive Officer)

	Chief Financial Officer	October 13, 2016
Jonathan Rand	(Principal Financial Officer and Principal Accounting Officer)

	Director	October 13, 2016
K. Chris Todd

	Director	October 13, 2016
William F. Weld

	Director	October 13, 2016
Fred S. Zeidman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

STRAIGHT PATH COMMUNICATIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Straight Path Communications Inc.

We have audited the accompanying consolidated balance sheets of Straight Path Communications Inc. as of July 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended July 31, 2016. Straight Path Communication Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Straight Path Communication Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Straight Path Communication Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Straight Path Communication Inc.’s internal control over financial reporting as of July 31, 2016 included in the accompanying Straight Path Communication Inc.’s Report and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Straight Path Communications Inc. as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Zwick & Banyai, PLLC
Southfield, Michigan

October 13, 2016

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2016	July 31, 2015

Assets
Current assets:
Cash and cash equivalents	$11,361	$18,620
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	40	82
Prepaid expenses and other current assets	1,627	273
Prepaid expenses - related to settlements and licensing	-	783
Total current assets	13,028	19,758
Intangible assets	365	365
Other assets	104	115
Total assets	$13,497	$20,238

Liabilities and Equity
Current liabilities:
Trade accounts payable	$684	$238
Accrued expenses	1,042	828
Deferred revenue	73	1,646
Income taxes payable	225	225
Total current liabilities	2,024	2,937
Deferred revenue - long-term portion	92	105
Total liabilities	2,116	3,042
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,431 and 11,308 shares issued, 11,391 and 11,266 shares outstanding as of July 31, 2016 and July 31, 2015	114	113
Common stock to be issued; 0 and 60,000 shares	-	1,495
Additional paid-in capital	21,589	17,316
(Accumulated deficit) retained earnings	(8,225)	72
Treasury stock, 40 and 42 shares at cost at July 31, 2016 and July 31, 2015	(428)	(480)
Total Straight Path Communications Inc. stockholders’ equity	13,058	18,524
Noncontrolling interests	(1,677)	(1,328)
Total equity	11,381	17,196
Total liabilities and equity	$13,497	$20,238

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Year Ended July 31,
	2016	2015	2014

Revenues	$2,156	$13,240	$4,796

Costs and expenses:
Direct cost of revenues	933	6,043	2,487
Research and development	1,286	-	-
Selling, general and administrative	9,024	6,931	3,001

Total costs and expenses	11,243	12,974	5,488

(Loss) income from operations	(9,087)	266	(692)

Other income:
Interest income	39	38	22
Other income	398	334	-
Income from IDT Corporation payments of liabilities	-	-	386

Total other income	437	372	408

(Loss) income before income taxes	(8,650)	638	(284)
Income tax benefits (provision for income taxes)	4	(2,714)	2,353

Net (loss) income	(8,646)	(2,076)	2,069
Net loss (income) attributable to noncontrolling interests	349	111	(32)

Net (loss) income attributable to Straight Path Communications Inc.	$(8,297)	$(1,965)	$2,037

Earnings (loss) per share attributable to Straight Path Communications Inc. stockholders:
Basic	$(0.70)	$(0.17)	$0.19

Diluted	$(0.70)	$(0.17)	$0.18

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	11,871	11,457	10,667

Diluted	11,871	11,457	11,267

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended July 31, 2016, 2015 and 2014

(In Thousands)

	Class A		Class B		Common Stock	Additional	(Accumulated Deficit)
	Common Stock		Common Stock		To Be	Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Issued	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2013	787	$8	10,693	$107	$-	$14,114	$-	$-	$(374)	$13,855

Common stock issued for compensation	-	-	311	3	-	743	-	-	-	746

Common stock issued for exercises of stock options	-	-	3	-	-	17	-	-	-	17

Common stock issued for deferred stock units	-	-	9	-	-	-	-	-	-	-

Retirement of common stock issued to former employees of IDT Corporation	-	-	(3)	-	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	12	-	-	-	12

Net income for the year ended July 31, 2014	-	-	-	-	-	-	2,037	-	32	2,069

Balance as of July 31, 2014	787	8	11,013	110	-	14,886	2,037	-	(342)	16,699

Common stock issued or to be issued for compensation	-	-	265	3	1,495	1,849	-	-	-	3,347

Common stock issued for exercises of stock options	-	-	12	-	-	68	-	-	-	68

Common stock issued for deferred stock units	-	-	20	-	-	-	-	-	-	-

Reversal of prior period related party payables	-	-	-	-	-	513	-	-	-	513

Common stock repurchased for withholding tax purposes	-	-	-	-	-	-	-	(545)	-	(545)

Sale of treasury stock	-	-	-	-	-	-	-	65	-	65

Forfeiture of unvested shares	-	-	(2)	-	-	-	-	-	-	-

Net loss for the year ended July 31, 2015	-	-	-	-	-	-	(1,965)	-	(111)	(2,076)

Dividends	-	-	-	-	-	-	-	-	(875)	(875)

Balance as of July 31, 2015	787	8	11,308	113	1,495	17,316	72	(480)	(1,328)	17,196

Common stock issued or to be issued for compensation	-	-	121	1	(1,495)	4,231	-		-	2,737

Common stock issued for exercises of stock options	-	-	2	-	-	10	-	-	-	10

Stock options issued for compensation	-	-	-	-	-	32	-	-	-	32

Issuance of treasury shares for 401K match	-	-	-	-	-	-	-	52	-	52

Net loss for the year ended July 31, 2016	-	-	-	-	-	-	(8,297)	-	(349)	(8,646)

Balance as of July 31, 2016	787	$8	11,431	$114	$-	$21,589	$(8,225)	$(428)	$(1,677)	$11,381

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended July 31,
	2016	2015	2014

Operating activities:
Net (loss) income	$(8,646)	$(2,076)	$2,069
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Common stock issued or to be issued for compensation	2,737	3,347	746
Stock-based compensation	32	-	12
Issuance of treasury shares for 401K match	52	-	-
Gain from sale of patent	-	(35)	-
Deferred income taxes	-	2,809	(2,809)
Changes in assets and liabilities:
Trade accounts receivable, net	42	(21)	(1)
Prepaid expenses and other current assets	(1,354)	(181)	(2)
Prepaid expenses - related to settlements and licensing	783	4,977	(5,760)
Other assets	11	20	104
Trade accounts payable	446	238	(1)
Accrued expenses	214	(538)	(139)
Due to IDT Corporation	-	(6)	6
Deferred revenue	(1,586)	(10,179)	11,535
Income taxes payable	-	(245)	455
Net cash (used in) provided by operating activities	(7,269)	(1,890)	6,215

Investing activities:
Purchase of intangibles	-	(15)	-
Proceeds from sale of patent	-	35	-
Net cash provided by investing activities	-	20	-

Financing activities:
Common stock issued upon exercise of stock options	10	68	17
Sale of treasury stock	-	65	-
Dividends paid to stockholders of noncontrolling interests	-	(875)	-
Net cash provided by (used in) financing activities	10	(742)	17

Net (decrease) increase in cash and cash equivalents	(7,259)	(2,612)	6,232
Cash and cash equivalents at beginning of year	18,620	21,232	15,000
Cash and cash equivalents at end of year	$11,361	$18,620	$21,232

Supplemental schedule of noncash activities
Common stock repurchased for withholding tax purposes	$-	$545	$-
Reversal of prior period related party payables	$-	$513	$-

Supplemental cash flow information
Cash paid during the year for income taxes	$15	$119	$-

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Straight Path Communications Inc. (“Straight Path”), a Delaware corporation, was incorporated in April 2013. Straight Path owns 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and Straight Path Ventures, LLC (“Straight Path Ventures”), and 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”). In these financial statements, the “Company” refers to Straight Path, Straight Path Spectrum, Straight Path Ventures, and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

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

Straight Path Spectrum

Straight Path Spectrum’s wholly owned subsidiary, Straight Path Spectrum, LLC, holds, leases, and markets a broad collection of exclusively licensed commercial fixed and mobile wireless spectrum licenses. These licenses, granted by the Federal Communications Commission (“FCC”), include 828 licenses in the 39 gigahertz (“GHz”) band and 133 licenses in the local multipoint distribution service (“LMDS”) band. Straight Path Spectrum offers its customers point-to-point and point-to-multipoint wireless broadband digital telecommunications services. The broad geographical reach of the licenses enables Straight Path Spectrum to provide its services throughout the United States.

In October 2010, Straight Path Spectrum paid an aggregate of $210,000 to renew certain of its 39 GHz spectrum licenses and established a new expiration date of October 18, 2020 for these licenses. The Company included the license renewal costs in other assets, which are being charged to expense on a straight-line basis over the ten-year term of the licenses.

Straight Path Ventures

Straight Path Ventures, a Delaware limited liability company, develops next generation wireless technology for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. The Company decided in Fiscal 2016 that this activity warrants a separate reportable business segment. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office for new 39 GHz transceiver technology. On September 19, 2016, Straight Path Ventures performed an indoor demonstration using our prototype 39 GHz Gigarray® transceivers.

Straight Path IP Group

Straight Path IP Group is a Delaware corporation. The Company believes that many parties are operating by infringing on Straight Path IP Group’s intellectual property, specifically one or more of Straight Path IP Group’s patents related to communications over the Internet. The Company is enforcing its rights and seeking to license its patents in order to generate revenue.

Straight Path IP Group’s patent portfolio consists of the NetSpeak (the “NetSpeak patents”) and Droplet portfolios described below.

NetSpeak Portfolio:

United States Patents Nos. 6,131,121; 6,701,365; 6,513,066; 6,185,184; 6,829,645; 6,687,738; 6,009,469; 6,226,678; 7,149,208 and 6,178,453, and the foreign counterparts to U.S. Patent No. 6,108,704, which are German Patent No. 852868 and Taiwan Patent No. NI-096566.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Straight Path Ventures develops next generation wireless technology and has no revenue at this time.

Straight Path IP Group licensed its portfolio of patents to companies who used these patents in the provision of their product(s) and/or service(s). The contractual terms of the license agreements entered into in prior periods generally provided for payments over an extended period of time. For the licensing agreements with fixed royalty payments, Straight Path IP Group generally recognized revenue on a straight-line basis over the contractual term of the license, once collectability of the amounts was reasonably assured. For the licensing agreements with variable royalty payments which are based on a percentage of sales, Straight Path IP Group earned royalties at the time that the customers’ sales occurred. Straight Path IP Group’s customers, however, did not report and pay royalties owed for sales in any given period until after the conclusion of that period. As Straight Path IP Group was unable to estimate the customers’ sales in any given period to determine the royalties due to Straight Path IP Group, it recognized royalty revenues when sales and royalties were reported by customers and when other revenue recognition criteria were met.

In addition, Straight Path IP Group entered into certain settlements of patent infringement disputes. The amount of consideration received upon any settlement (including but not limited to past royalty payments and future royalty payments) was allocated to each element of the settlement based on the fair value of each element. In addition, revenues related to past royalties were recognized upon execution of the agreement by both parties, provided that the amounts were fixed or determinable, there were no significant undelivered obligations and collectability was reasonably assured. Straight Path IP Group did not recognize any revenues prior to execution of the agreement since there was no reliable basis on which it could estimate the amounts for royalties related to previous periods or assess collectability.

Direct Cost of Revenues

Direct cost of revenues for Straight Path Spectrum consists primarily of network and connectivity costs. Such costs are charged to expense as incurred.  Direct cost of revenues for Straight Path IP Group consists of legal expenses directly related to revenues from litigation settlements. Expenses incurred for which revenue had not yet been recognized was classified “prepaid expenses - related to settlements and licensing” in the consolidated balance sheet.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Cash Equivalents and Concentrations of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts. The Company maintains principally all cash and cash equivalent balances in various financial institutions, which at times may exceed the amounts insured by the Federal Deposit Insurance Corporation.  The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions.  The Company has not incurred any losses on these accounts.

Intangible Assets

Intangible assets consist primarily of the cost of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see Note 7). The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, the Company adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. The Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, the Company was required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

No impairment was recorded for the years ended July 31, 2016 and 2015.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

	Years Ended
	July 31,
	2016	2015	2014
	(in thousands)

Basic weighted-average number of shares	11,871	11,457	10,667
Effect of dilutive securities:
Stock options	-	-	9
Non-vested restricted Class B common stock	-	-	591

Diluted weighted-average number of shares	11,871	11,457	11,267

The following table sets forth the number of Class B shares of common stock issuable upon the exercise of stock options which were excluded from the diluted per share calculation even though the exercise price was less than the average market price of the Class B common shares and non-vested restricted Class B common stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Years Ended
	July 31,
	2016	2015	2014
	(in thousands)

Stock options	3	4	-
Non-vested restricted Class B common stock	196	331	-

Shares excluded from the calculations of diluted earnings (loss) per share	199	335	-

The following table sets forth the number of stock options to purchase Class B common stock which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the Class B common shares:

	Years Ended
	July 31,
	2016	2015	2014
	(in thousands)

Stock options	88	-	-

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the years ended July 31, 2016 and 2015, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

Year ended July 31, (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$—	$—	$—	$—
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$—	$—	$—	$—

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-04”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

Effective January 1, 2016, the Company adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 became effective for interim and annual periods beginning on or after December 15, 2015. The adoption of ASU 2014-12 did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 (Fiscal 2017 for the Company) and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements, ” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted.  The Company adopted ASU 2015-17 effective for Fiscal 2016 and applied the amendment retrospectively. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (Fiscal 2020 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as the ASU 2014-09. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2—Fair Value Measurements

At July 31, 2016 and 2015, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At July 31, 2016 and 2015, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses approximated fair value due to their short-term nature.

Note 3—Income Taxes

As a result of its corporate structure, Straight Path and its subsidiaries file the following income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for the years ended July 31, 2016, 2015 and 2014 as it incurred a taxable loss in those years. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both July 31, 2016 and 2015.

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision of current taxes for Straight Path for the years ended July 31, 2016 and 2015. In Fiscal 2015, capital contributions were made to a wholly owned limited liability company which allowed Straight Path to utilize certain suspended losses. The Company estimated that such suspended losses made available by the capital contributions would fully offset taxable income generated by Straight Path IP Group for the fiscal year. The remaining suspended losses can only be utilized by Straight Path if additional capital contributions are made. In addition, there is a 100% valuation allowance against the net deferred tax assets related to Straight Path at July 31, 2016 (see discussion below). The benefit in Fiscal 2016 represents a federal refund from a prior year net of current state income and franchise taxes.

Straight Path Ventures files its own tax returns. There is no provision for Straight Path Ventures for the years ended July 31, 2016, 2015 and 2014 as it incurred a taxable loss in those periods. In addition, since it is a partnership return, its results are passed to its partners, both of which are included in the consolidated tax return of Straight Path.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The provision for income taxes for Fiscal 2015 consisted solely of certain state income taxes.

The benefit from (provision for) income taxes consists of the following:

Year ended July 31,
(in thousands)	2016	2015	2014
Current:
Federal	$39	$—	$21
State and local	(35)	(34)	6
	4	(34)	27
Deferred:
Federal	—	(2,211)	1,925
State and local	—	(469)	401
	—	(2,680)	2,326
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$4	$(2,714)	$2,353

Significant components of the Company’s deferred income tax assets and liabilities consist of the following:

July 31, (in thousands)	2016	2015
Deferred income tax assets (liabilities):
Net operating loss carryforward	$57,098	$53,383
Accrued expenses	338	314
Stock based compensation	(464)	(329)
Deferred revenue on litigation settlements	-	313
Valuation allowance	(56,972)	(53,681)
TOTAL NET DEFERRED INCOME TAX ASSETS (LIABILITIES)	$—	$—

Because of its losses in the current and previous years, the Company concluded that it does not meet the criteria of more likely than not in order to utilize its deferred income tax assets in the foreseeable future for the Straight Path Spectrum line of business.  Accordingly, the Company recorded a 100% valuation allowance against its deferred income tax assets.

Straight Path Ventures is treated as a partnership for Federal income tax purposes. Straight Path Ventures has generated material losses that are “suspended” in accordance with section 704(d) of the Internal Revenue Code, and accordingly, are not available to the Company unless the Company causes all or part of the suspension to be reversed. As a consequence of the “suspension,” no deferred tax asset is reflected herein with respect of such net operating losses. If any part of such net operating losses does become available, it is recorded as a tax benefit in the period used.  In Fiscal 2014, approximately $3.0 million of suspended losses became available to offset taxable income. In Fiscal 2015, approximately $3.0 million of suspended losses became available to offset taxable income but the Company did not recognize a benefit due to taxable losses incurred.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The differences between income taxes expected at the federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31,
(in thousands)	2016	2015	2014
Federal income tax at statutory rate	$(2,939)	$(262)	$99
Permanent differences	2	1,048	—
Valuation allowance	3,394	(3,500)	2,250
Other	3	—	—
State and local income tax, net of federal benefit	(456)	—	4
PROVISION FOR (INCOME TAXES) INCOME TAX BENEFITS	$4	$(2,714)	$2,353

At July 31, 2016, the Company had net operating loss carryforwards of approximately $143 million. These net operating losses are split $132 million from Straight Path Spectrum and $11 million from Straight Path IP Group (Straight Path). These carryforward losses are available to offset future taxable income. The net operating loss carryforwards will start to expire in Fiscal 2022, with Fiscal 2016’s loss expiring in Fiscal 2036.

The change in the valuation allowance for deferred income taxes was as follows:

Year ended July 31, (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$53,681	$3,394	$(103)	$56,972

2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$50,191	$3,500	$(10)	$53,681

2014
Reserves deducted from deferred income taxes, net:
Valuation allowance	$50,797	$—	$(606)	$50,191

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended July 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$210	$—	$—
Additions based on tax positions related to the current period		—	—
Additions for tax positions of prior periods	5	210	—
Reductions for tax positions of prior periods	—	—	—
Settlements	—	—	—
Lapses of statutes of limitations	—	—	—
Balance at end of period	$215	$210	$—

All of the unrecognized income tax benefits at July 31, 2016 and 2015 would have affected the Company’s effective income tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

In the years ended July 31, 2016, 2015 and 2014, the Company recorded interest on income taxes of $5,000, $0 and $0, respectively. As of July 31, 2016 and 2015, there was no accrued interest included in current income taxes payable.

Prior to the Spin-Off, the Company was a member of IDT’s consolidated group, therefore its income or loss were included in IDT’s tax return and did not remain with the Company following the Spin-Off. IDT currently remains subject to examinations of its consolidated federal, state, and local tax returns for Fiscal 2013.  The Company’s various federal, state, and local tax returns for Fiscal 2014 through Fiscal 2016 remain subject to examination.

Note 4— Prepaid Expenses and Other Current Assets

Accrued expenses consist of the following:

July 31, (in thousands)	2016	2015
Prepaid marketing	$760	$—
Deposit on inventory purchases (see Note 8)	630	—
Other	237	273
TOTAL PREPAID EXPENSES AND OTHER CURRENT ASSETS	$1,627	$273

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 5— Accrued Expenses

Accrued expenses consist of the following:

July 31, (in thousands)	2016	2015
Accrued professional fees	$542	$174
Accrued compensation	362	641
Accrued equipment	101	—
Other	37	13
TOTAL ACCRUED EXPENSES	$1,042	$828

Note 6—Equity

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

Class B common stock activity for Fiscal 2014 was as follows:

1.	The Company issued 311,226 shares to officers, directors and consultants as compensation. See Note 7 for a further discussion.
2.	The Company issued 9,000 shares for the conversion of deferred stock units.
3.	The Company issued 3,065 shares for the exercise of stock options and received proceeds of $17,000.
4.	The Company retired 3,550 shares issued to former employees of IDT.

Class B common stock activity for Fiscal 2015 was as follows:

1.	The Company issued 264,500 shares to directors and officers as compensation. See Note 7 for a further discussion.
2.	The Company issued 12,053 shares upon the exercise of stock options and received proceeds of $68,341.
3.	The Company issued 20,300 shares for the exercise of deferred stock units.
4.	2,200 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

Class B common stock activity for Fiscal 2016 was as follows:

1.	The Company issued a total of 36,000 shares to two employees as compensation.
2.	The Company issued 60,000 shares to Davidi Jonas (“Jonas”), the Company’s Chief Executive Officer and President, as compensation.
3.	The Company issued 24,000 shares to non-employee directors as compensation.
4.	The Company issued 1,250 shares to a consultant as compensation.
5.	The Company issued 1,631 shares upon the exercise of stock options and received proceeds of $9,299.
6.	131 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

See Note 7 for a further discussion of items 1 through 4.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Class B common stock activity from August 1, 2016 to the date of the filing of this report was as follows:

1.	The Company issued 1,250 shares to a consultant as compensation.
2.	The Company issued 108,000 shares to officers and 56,000 shares to employees as compensation. The shares will vest over a two-to-four year period.

In addition, effective October 17, 2016, the Company will issue to Jonas a grant of 120,000 shares to vest as to 60,000 shares on October 17, 2016 and 20,000 on each of October 18, 2017, October 17, 2018 and October 16, 2019.

Preferred Stock:

The Company’s Board of Directors has the authority to fix the price, rights, preferences, privileges and restrictions, including voting rights, of shares of the Company’s Preferred Stock without any further vote or action by the stockholders.

Dividends:

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders and such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but eliminates in consolidation

The Company does not anticipate paying any additional dividends on its common stock until it achieves sustainable profitability (after satisfying all of its operational needs, including payments to the Former SPSI CEO) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum and Straight Path Ventures businesses and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of the Company’s Board of Directors.

Treasury Stock:

Treasury stock consists of shares of Class B common stock were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. The fair market value of the shares tendered was based on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event. In September 2014, 35,846 shares of Class B common stock with a value of $348,051 were repurchased. In April 2015, 9,982 shares of Class B common stock with a value of $197,344 were repurchased.

On January 16, 2015, the Company sold 4,105 shares of treasury stock to one of its officers at market price and received proceeds of $65,003.

On July 11, 2016, the Company issued 2,030 shares of treasury stock to certain employees as part of its match under the Company's 401(k) plan. The value of the shares totaled $52,476.

At July 31, 2016, there were 39,693 shares of treasury stock at a value of $427,916. At July 31, 2015, there were 41,723 shares of treasury stock at a value of $480,392.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 7— Stock-Based Compensation

Stock Options

Effective as of July 31, 2013, the Company adopted the 2013 Stock Option and Incentive Plan (as amended and restated to date) (the “2013 Plan”). There are 678,532 shares of the Company’s Class B common stock reserved for the grant of awards under the 2013 Plan. In October 2013, the Board of Directors approved an amendment to the 2013 Plan increasing the number of shares of the Company’s Class B common stock available for grant of awards by an additional 350,000 shares. The increase was approved by the stockholders on January 12, 2015 at the Company’s annual stockholder meeting. On October 8, 2015, the Company approved an amendment and restatement of the 2013 Plan increasing the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 475,000 shares. The increase was approved by the stockholders on January 12, 2016 at the Company’s annual stockholder meeting.

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

In June 2016, the Company granted stock options to three of its officers to purchase 87,707 shares of Class B common stock. These options vest ratably over a one-year service period, expire three years from the date of grant, and have a weighted average exercise price of $50.00 per share.

The following table summarizes all stock option activity during Fiscal 2014 through Fiscal 2016.

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of August 1, 2013	—	$—	—	$—
Granted	32,155	5.67	—	—
Exercised	(3,065)	5.67	—	—
Cancelled/Forfeited	(2,542)	5.67	—	—
Outstanding as of July 31, 2014	26,548	$5.67	5.7	$112
Granted	—	—	—	—
Exercised	(12,053)	5.67	—	—
Cancelled/Forfeited	(472)	5.67	—	—
Outstanding as of July 31, 2015	14,023	$5.67	5.4	$251
Granted	87,707	50.00	—	—
Exercised	(1,631)	5.67	—	—
Cancelled/Forfeited	(298)	5.67	—	—
Outstanding as of July 31, 2016	99,801	$44.63	3.1	$152

Vested and expected to vest as of July 31, 2016	99,801	$44.63	3.1	$152
Exercisable as of July 31, 2016	13,723	$29.28	3.3	$81

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes information about options outstanding and exercisable at July 31, 2016:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$5.67	12,094	4.4	$5.67	6,414
$50.00	87,707	2.9	50.00	7,309
	99,801	3.1	$44.51	13,723

The total fair value of stock options that vested during Fiscal 2016, Fiscal 2015, and Fiscal 2014 was $32,233, $0 and $0, respectively. As of July 31, 2016, there was approximately $355,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 0.92 years.

The weighted-average grant date fair value of stock options granted during Fiscal 2016 was $4.41 per share and $0 for Fiscal 2014. There were no grants during Fiscal 2015. The Company estimated the fair value of options granted in Fiscal 2016 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.65%
Dividend yield	0%
Volatility	65.6%
Expected term (in years)	1.8

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The Company did not use the volatility rate of its common stock price. Instead, the volatility rate was based on a blended rate of the stock prices of companies deemed comparable to the Company.

The total intrinsic value of options exercised during Fiscal 2016, Fiscal 2015, and Fiscal 2014 was $45,727, $203,640 and $13,195, respectively.  The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $18.24 as of July 31, 2016, $23.57 as of July 31, 2015, and $9.87 as of July 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Common Stock

In May 2011, Straight Path IP Group entered into an employment agreement with its then Chief Executive Officer (the “Former SPIP CEO”), pursuant to which Straight Path IP Group committed to grant options to the Former SPIP CEO to purchase shares of Straight Path IP Group’s common stock representing 5.0% of Straight Path IP Group’s outstanding equity, at an exercise price of approximately $0.4 million. The options vested monthly from May 2011 through April 2015. The estimated value of this grant was $0.2 million which Straight Path IP Group was recognizing using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 49% based on the historical volatility of a comparable company and other factors, (2) a discount rate of 2.2%, and (3) an expected term of six years. The fair value of the underlying Straight Path IP Group shares was determined using the income approach. The Company recorded stock-based compensation expense related to this grant of $13,000 and $52,000 in Fiscal 2013 and Fiscal 2012, respectively. The Company ceased recording stock-based compensation upon the termination of the Former SPIP CEO, and such options are now subject to dispute by us, as discussed in Note 7.

On April 15, 2013, a consultant was granted a stock option to purchase up to 0.5% of the outstanding shares of common stock of Straight Path IP Group. The option vested 33.2% immediately, 33.4% on May 31, 2013, and 33.4% on May 31, 2014. The estimated value of this grant was $13,318 which Straight Path IP Group recognized using the straight-line method over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 51% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 0.8%, and (3) an expected term of four years. The estimated fair value of the underlying Straight Path IP Group shares was determined using the income approach based on expected future royalties.

On August 2, 2013, the Company granted its non-employee directors a total of 3,750 shares of the Company’s Class B common stock with an aggregate fair value of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Jonas 229,608 restricted shares of Class B Common Stock, and Jonathan Rand (“Rand”), the Company’s Chief Financial Officer and Treasurer, 38,268 restricted shares of Class B Common Stock. Jonas’ grants of restricted shares vest as to one-third of the granted shares on each of August 2, 2014, 2015, and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. Rand’s grants of restricted shares originally vested as to one-third of the granted shares on each of August 2, 2014, 2015, and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors. On June 2, 2016, the vesting for the third tranche was changed from August 3, 2016 to October 16, 2016. The aggregate fair value of the grant was approximately $1,519,000 which is being charged to expense on a straight-line basis over the vesting period.

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

On September 1, 2014, the Company granted Zhouyue (Jerry) Pi (“Pi”), its Chief Technology Officer, 60,000 restricted shares of Class B common stock. These restricted shares originally vested as to one-third of the granted shares on each of October 16, 2015, September 1, 2016, and September 1, 2017. On June 2, 2016, the vesting for the second tranche was changed from September 1, 2016 to October 16, 2016 and the vesting for the third tranche was changed from September 1, 2017 to October 16, 2017. The aggregate fair value of the grant was $573,000 which is being charged to expense on a straight-line basis over the vesting period.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On January 5, 2015, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $438,000.

On July 23, 2015, the Company granted Pi 30,000 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2016, 2017, and 2018. The aggregate fair value of the grant was $914,400 which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Company granted two employees a total of 22,500 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2015, 2016, and 2017. The aggregate fair value of the grant was $685,800 which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Company granted one employee a total of 5,000 restricted shares of Class B common stock. These restricted shares vest as to one-half of the granted shares on each of October 16, 2016 and 2017. The aggregate fair value of the grant was $152,400 which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Compensation Committee of the Board approved the issuance to Jonas of 60,000 shares of Class B common stock for services performed for the entire Fiscal 2015, subject to ratification by Rand. The shares were to vest immediately upon ratification. The aggregate fair value of the issuance was $1,494,900 and was charged as stock compensation in Fiscal 2015. The shares were issued on August 7, 2015. As of July 31, 2015, such shares were classified as common stock to be issued.

In October 2015, the Company granted an employee 28,000 restricted shares of Class B common stock. 4,000 of the shares vested on April 4, 2016. The balance of the shares will vest as to one-third of the granted shares on each of October 16, 2016, 2017, and 2018. The aggregate fair value of the grant was $1,052,000 which is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2016, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately upon grant. The aggregate fair value of the grant was approximately $418,000.

On March 15, 2016, the Company granted David Breau, its General Counsel, 8,000 restricted shares of Class B common stock. 4,000 of the shares will vest on October 16, 2016 and 4,000 shares will vest on March 16, 2017. The aggregate fair value of the grant was $285,000 which is being charged to expense on a straight-line basis over the vesting period.

Stock-based compensation is included in selling, general and administrative expense and amounted to approximately $2.77 million, $3.35 million, and $758,000 for the years ended July 31, 2016, 2015 and 2014, respectively.

As of July 31, 2016, there were 257,584 restricted shares of Class B common stock that had not vested. As of July 31, 2016, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $1.47 million, Fiscal 2018 - $707,000, and Fiscal 2019 - $127,000.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 8—Commitments and Contingencies

Legal Proceedings

Regulatory Enforcement

Allegations were made in an anonymous report released in November 2015 regarding the circumstances under which certain of our spectrum licenses were renewed by the Federal Communications Commission (the “FCC” or the “Commission”) in 2011 and 2012. The Company retained Morgan Lewis, a leading multi-national law firm, to conduct an independent investigation into these allegations. Morgan Lewis, with assistance from Kroll, completed its investigation and reported the results to the Company. We met with the FCC and shared the investigators’ conclusions, and the Company subsequently provided certain additional information requested by the FCC. On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Registrant’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. Straight Path intends to continue to cooperate with the FCC in this matter, and hopes to bring it to a satisfactory resolution in a timely manner. We cannot, at this time, give any assurances as to how the FCC may proceed in this matter. If the FCC were to conclude that we have not complied with its rules, it may impose fines and/or additional reporting or operational requirements, condition or revoke our licenses, and/or take other action. If the FCC were to revoke a significant portion of our licenses or impose material conditions on the use of our licenses, it could have a material adverse effect on the value of our spectrum licenses and our ability to generate revenues from utilization of our spectrum assets.

Putative Class Action and Shareholder Derivative Action

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc., and Jonas and Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al., No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired the Company’s common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to the Company’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees, and costs. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. On April 11, 2016, the court entered an order appointing Charles Frischer as lead plaintiff and approving lead plaintiff’s selection of Glancy Prongay & Murray LLP as lead counsel and Schnader Harrison Segal & Lewis LLP as liaison counsel. On June 17, 2016, lead plaintiff filed his amended class action complaint, which alleges the same claims described above. The defendants filed a joint motion to dismiss the complaint on August 17, 2016; the plaintiff opposed that motion on September 30, 2016, and the defendants will file their reply brief in further support of their motion to dismiss on October 31, 2016.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al., No. 2:16-cv-00541-JMV-MF, was filed in the federal district court for the District of New Jersey against Howard Jonas, Davidi Jonas, Jonathan Rand, and the Company’s current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although the Company is named as a nominal defendant, the Company’s bylaws generally require the Company to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to the Company by making misrepresentations and omissions about the Company and failing to correct the Company’s public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees, and costs, as well as injunctive relief. On April 26, 2016, the case was reassigned to Judge John Michael Vasquez. On June 9, 2016, the court entered a stipulation previously agreed to by the parties that, among other things, stays the case on terms specified therein.

The Company is aware of press reports regarding the filing of additional complaints for putative class actions revolving around the same alleged facts and circumstances as the Zacharia and Hofer complaints, but the Company is not aware of any other complaint that was filed or served.

The Company intends to vigorously defend against all of these claims.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Sipnet Appeal and Related IPRs

On April 11, 2013, Sipnet EU S.R.O. (“Sipnet”), a Czech company, filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “‘704 Patent”). On October 9, 2014, the PTAB held that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. Straight Path IP Group appealed. On November 25, 2015, the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. On May 23, 2016, the PTAB issued a final written decision finding that Sipnet failed to show that any of the challenged claims were unpatentable.

As discussed in more detail below, following the CAFC’s decision in Sipnet, the PTAB denied all then-pending petitions for IPR of Straight Path IP Group’s patents, and the petitioners have appealed those denials to the CAFC.

On August 22, 2014, Samsung Electronics Co., Ltd. (“Samsung”) filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR. On June 15, 2015, Cisco Systems, Inc. (“Cisco”) and Avaya, Inc. (“Avaya”) joined this instituted IPR. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the CAFC. On May 6, 2016, Cisco and Avaya also filed a notices of appeal.

On October 31, 2014, LG Electronics Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join these IPRs. On November 24, 2015, the PTAB granted related petitions filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) to join for the ‘704 and ‘469 Patents. On May 9, 2016, the PTAB issued a final written decision holding that the petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC. On August 26, 2016, the CAFC entered an order setting October 14, 2016 as the deadline for appellants’ opening briefs.

On September 28, 2015, Cisco, Avaya, and the Verizon affiliates filed a petition for an IPR with the PTAB for all claims of U.S. Patent No. 6,701,365 (the “‘365 Patent”). On April 6, 2016, the PTAB denied the petition, finding that the petitioners had not demonstrated a reasonable likelihood that any challenged claim was unpatentable. This decision was not appealed to the CAFC.

Patent Enforcement

Following the CAFC’s decision in Sipnet and the PTAB’s decisions in the related IPRs, Straight Path IP Group has taken steps to re-commence its patent enforcement actions in federal district court that had been stayed or dismissed without prejudice during the pendency of the Sipnet Appeal and related IPRs.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba, and Vizio alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The actions were consolidated (the “consolidated action”) and assigned to Judge Anthony J. Trenga. In October 2014, Hulu intervened in the consolidated action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action in the United States District Court for the Northern District of California seeking declaratory relief of non-infringement of the ‘704, ‘469, and ‘121 Patents based in part on the allegations related to the consolidated action in Virginia (the “Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to the Eastern District of Virginia. On May 28, 2015, the California court transferred the Amazon action to Virginia, and the Virginia court later formally severed the Amazon action from the consolidated action. In November 2014, the parties jointly moved to stay the consolidated action and the Amazon action pending the completion of the Sipnet Appeal and related IPRs. On November 4, 2014, the court granted the stay. On May 23, 2016, Straight Path IP Group filed status reports with the court in both the consolidated action and the Amazon action requesting that the stay be lifted, and the defendants filed a statement and request for leave to file a motion to continue the stay. The court held oral argument, and on August 8, 2016, the court continued the stay pending the outcome of the defendants’ appeals of the PTAB’s denial of their IPRs.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. In September 2014, Straight Path IP Group and Samsung jointly filed a motion to stay the action. On October 29, 2014, the court granted the motion and stayed the action pending the outcome of the Sipnet Appeal and the Samsung IPR petitions. On May 31, 2016, Straight Path IP Group filed a notice informing the court of the results of the Samsung IPR and the Sipnet Appeal and requesting that the stay be lifted. On June 2, 2016, the defendants filed a notice asserting that the stay should remain pending their appeal of the PTAB’s decision in the Samsung IPR.  The court has not ruled on Straight Path IP Group’s request.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, and ’121 Patents and U.S. Patent No. 7,149,208); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, Straight Path IP Group filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of Straight Path IP Group’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, Straight Path IP Group filed a new complaint against Apple alleging that its FaceTime product infringes five of Straight Path IP Group’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Oral argument was held on Apple’s partial motion to dismiss on September 22, 2016, and a decision is pending.

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York. Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe on the ‘704, ‘469, and ‘365 Patents. On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants. On June 7, 2016, Straight Path IP Group filed a new complaint in the United States District Court for the Southern District of New York against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469 and ‘365 Patents. On August 5, 2016, Verizon filed its answer and affirmative defenses, and the parties have commenced discovery. On September 13, 2016, Verizon filed a motion to stay the litigation pending a decision from the CAFC in the appeal of the Samsung IPR. The court has scheduled an initial pretrial conference for October 28, 2016.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

Other Legal

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Agreement with Cambridge Broadband Networks Ltd. (“CBNL”)

On September 11, 2015, the Company entered into an agreement with CBNL to expedite production of a 39 GHz point-to-multipoint (“PMP”) radio for a fee of $1,000,000. Terms of the agreement include the following:

1.	In the event that CBNL does not release a PMP radio by March 2017 (the 20-month anniversary of the effective date of the agreement), a pro rata portion of the fee will be refunded to the Company.
2.	The agreement provides for penalty fees if CBNL does not meet specific delivery dates.
3.	The agreement enables the Company to purchase quantities of the developed equipment on favorable terms. The Company signed a purchase order for the acquisition of 500 PMP radios for $2,100,000 and has paid a deposit of $630,000 (see Note 4). The balance of $1,470,000 will be payable upon proof of shipment to the Company.

The fee was initially classified as a prepaid expense in the consolidated balance sheet. Research and development expenses were recognized as the various milestones were met. All of the milestones were reached. Research and development expenses recognized under this agreement for Fiscal 2016 amounted to $1,000,000.

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

In October 2014, the Company entered into a lease agreement for a satellite office in Englewood Cliffs, New Jersey for three years commencing on November 1, 2014 and ending on October 31, 2017 at an annual rent of $37,200.  In March 2015, the term of the lease was extended to April 30, 2018.

Effective December 1, 2015, the Company began leasing a laboratory in Plano, Texas. The lease term expires on December 31, 2018 and the average annual rental under the lease is approximately $18,000.

Effective August 1, 2013, the Company began leasing space on a roof for some of its telecom equipment as part of its spectrum operations. The monthly rental is currently $600. In addition, the Company currently leases space on two additional roofs for some of its telecom equipment as part of its Spectrum operations. The total monthly rental for these two roofs is $500. All three leases continue on a month-to-month basis until terminated by either party with 30 days’ notice.

Rental expense under the operating leases was $51,543, $40,685, and $25,785 in Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.

Future minimum rental commitments of non-cancelable operating leases are as follows as of July 31, 2016:

Years ending July 31,
2017	$66,758
2018	45,878
2019	7,568
$120,204

Federal Communications Commission (“FCC”) License Renewal

Our spectrum licenses in the LMDS and 39 GHz bands have historically been granted for ten-year terms. On April 20, 2016, the FCC granted our application to renew our LMDS BTA license for the LMDS A1 band (27.5 – 28.35 GHz) that covers parts of the New York City BTA for a ten-year period, until February 1, 2026. We have 15 other LMDS A1 licenses; nine of these licenses currently have a renewal date of August 10, 2018, and six of these licenses have a renewal date of September 21, 2018. However, following the adoption of the UMFU Report and Order, the next build-out date for these 16 LMDS A1 licenses is June 1, 2024, not at the renewal deadline.

It is not clear whether the FCC will separate the renewal and build-out deadlines for licenses that contain both A1 spectrum (for which mobile capabilities were adopted in the UMFU Report and Order) and A2 and A3 spectrum (for which mobile capabilities were not added). Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal and possible build-out date of August 10, 2018 and six of these licenses currently have a renewal and possible build-out date of September 21, 2018. The UMFU Report and Order does not affect the LMDS B band spectrum. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and build-out date of August 10, 2018 and 112 licenses currently have a renewal and build-out date of September 21, 2018.

The UMFU Report and Order build-out date of June 1, 2024 also applies to our 828 39 GHz licenses, which currently have a renewal date of October 18, 2020.

For further discussion, please see “Regulatory Enforcement” above in this Note 8 to the Consolidated Financial Statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Commitments and Contingencies

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing or sale of rights in certain of Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $48,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2016, approximately $8,000 for Fiscal 2015 and approximately $35,000 for Fiscal 2014.

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

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform, or otherwise discharge any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. In Fiscal 2014, IDT paid approximately $386,000 pursuant to this obligation, which was recorded as “Income from IDT Corporation payments of liabilities” in the consolidated statement of operations. No payments were received in Fiscal 2015 or Fiscal 2016.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA since January 1, 2015.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In July 2015, legal expenses totaling $513,481 that were paid by IDT on behalf of the Company were forgiven. The Company recognized the transaction as an increase of additional paid-in capital.

Following are the amounts that IDT charged the Company pursuant to the TSA or through intercompany charges for periods prior to the Spin-Off:

Year ended July 31, (in thousands)	2016	2015
Balance at beginning of year	$—	$6
Payments by IDT on behalf of the Company	—	464
Deferred taxes offset against IDT net operating losses	—	—
Cash repayments, net of advances	—	(470)
Amount due to IDT contributed to equity	—	—
Balance at end of year	$—	$—
Average balance during the year	$—	$56

Note 10—Revenues in Wireless Spectrum

Revenues

In Fiscal 2016, Fiscal 2015, and Fiscal 2014, Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total revenues were as follows:

Year ended July 31,
(in thousands)	2016	2015	2014
Customer 1	$165	$165	$165
Customer 2	86	87	114
Customer 3	58	70	53

The loss of any of these major customers would have a material adverse effect on the Company’s results of operations and cash flows.

Revenues from Patent Infringement

As discussed above, the Company has filed a series of lawsuits claiming infringement of a number of its key patents and was seeking both damages and injunctive relief.  Many of the actions have been settled. In connection with the settlements, Straight Path IP Group recognized revenue of approximately $1,695,000 in Fiscal 2016, $12,814,000 in Fiscal 2015, and $4,372,000 in Fiscal 2014. The total settlement amounts aggregated $18.3 million, excluding contingent amounts for which collectability was not reasonably assured. These settlement agreements include license fees for the duration of the license term. The license term was through the expiration of the licenses in September 2015. For further discussion of the remaining unsettled suits, please see Note 8 to the Consolidated Financial Statements.

Note 11—Retirement Plan

The Company implemented a 401(k) profit sharing plan in August 2015 whereby eligible employees may elect to make contributions pursuant to a salary deduction agreement upon meeting age and length-of-service requirements. Employer contributions are discretionary. The retirement plan expense amounted to $52,520 in Fiscal 2016.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 12—Business Segment Information

Prior to November 1, 2015, the Company had two reportable business segments, Straight Path Spectrum, which holds, leases, and markets fixed and mobile wireless spectrum, and Straight Path IP Group, which holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property. Effective November 1, 2015, a third segment, referred to as Straight Path Ventures, was designated. Straight Path Ventures develops next generation wireless technology for 39 GHz at the Company’s Gigabit Mobility Lab in Plano, Texas.

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

The Company allocates all of the corporate general and administrative expenses of Straight Path to Straight Path IP Group, Straight Path Spectrum, and Straight Path Ventures based upon the relative time of management and other corporate resources expended relative to each business. For all periods through January 31, 2016, these were allocated 80% to Straight Path IP Group and 20% to Straight Path Spectrum. No expenses were allocated to Straight Path Ventures because they were deemed to be immaterial. Commencing on February 1, 2016, these expenses are being allocated 20% to Straight Path IP Group and 80% to Straight Path Spectrum, except for the following: expenses related to the Gigabit Mobility Lab are being allocated 100% to Straight Path Ventures, and employment expenses of our Chief Technology Officer are being allocated 20% to Straight Path IP Group, 20% to Straight Path Spectrum, and 60% to Straight Path Ventures. The changes in allocations were brought about by the expiration of the licensed patents held by Straight Path IP Group and the increase in activities of Straight Path Spectrum and Straight Path Ventures. Straight Path IP Group has been recognizing revenues over the terms of the settlements and license agreements related to such patents entered into in prior periods. With the expiration of the key patents and the increase in activities of Straight Path Ventures, the Company determined to modify the allocation, and in light of the anticipated level of activity in Straight Path IP Group’s enforcement activities, Straight Path Spectrum’s activities related to 5G and Straight Path Ventures’ development activities, the Company determined that a general 20% allocation to Straight Path IP Group, subject to the specific allocations listed above, represented the appropriate split in light of all factors.

Operating results for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total

Year Ended July 31, 2016
Revenues	$461	$1,695	$—	$2,156
Loss from operations	(5,508)	(2,688)	(891)	(9,087)

Year Ended July 31, 2015
Revenues	$426	$12,814	$—	$13,240
Income (loss) from operations	(1,641)	1,907	—	266

Year Ended July 31, 2014
Revenues	$424	$4,372	$—	$4,796
Loss from operations	(495)	(197)	—	(692)

Total assets for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total
	(in thousands)
Total assets
July 31, 2016	$10,174	$2,223	$1,100	$13,497
July 31, 2015	5,637	14,601	—	20,238

None of the Company’s revenues were generated outside of the United States in Fiscal 2016, Fiscal 2015, or Fiscal 2014. The Company did not have any assets outside the United States at July 31, 2016, 2015, or 2014.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 13—Quarterly Financial Data (Unaudited)

The data below for each of the quarterly periods in Fiscal 2016, Fiscal 2015, and Fiscal 2014 is unaudited. All amounts are in thousands except per share amounts.

	Year Ended July 31, 2016
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	Total
Revenues	$122	$219	$112	$1,703	$2,156
Direct cost of revenues	50	88	13	782	933
Research and development	407	505	374	—	1,286
Selling, general and administrative	3,538	1,528	2,346	1,612	9,024
Other income	14	13	400	10	437
Provision for income tax benefits (income taxes)	(15)	25	—	(6)	4
Net loss	(3,874)	(1,864)	(2,221)	(687)	(8,646)
Net loss attributable to noncontrolling interests	80	19	195	55	349
Net loss attributable to SPCI	(3,794)	(1,845)	(2,026)	(632)	(8,297)
Loss per share - basic	$(0.32)	$(0.15)	$(0.17)	$(0.05)	$(0.70)
Loss per share - diluted	$(0.32)	$(0.15)	$(0.17)	$(0.05)	$(0.70)

	Year Ended July 31, 2015
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	Total
Revenues	$2,769	$2,867	$2,781	$4,823	$13,240
Direct cost of revenues	1,282	1,315	1,338	2,108	6,043
Selling, general and administrative	2,870	1,353	1,605	1,103	6,931
Other income	322	9	9	32	372
Provision for (income taxes) income tax benefits	(2,660)	801	(100)	(755)	(2,714)
Net (loss) income	(3,721)	1,009	(253)	889	(2,076)
Net loss (income) attributable to noncontrolling interests	529	(211)	(24)	(183)	111
Net (loss) income attributable to SPCI	(3,192)	798	(277)	706	(1,965)
Income (loss) per share - basic	$(0.28)	$0.07	$(0.02)	$0.06	$(0.17)
Income (loss) per share - diluted	$(0.28)	$0.07	$(0.02)	$0.06	$(0.17)

	Year Ended July 31, 2014
	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	Total
Revenues	$3,303	$913	$453	$127	$4,796
Direct cost of revenues	1,751	425	283	28	2,487
Selling, general and administrative	725	665	1,042	569	3,001
Other income	13	338	4	53	408
Provision for income tax benefits (income taxes)	2,393	(40)	—	—	2,353
Net income (loss)	3,233	121	(868)	(417)	2,069
Net (income) loss attributable to noncontrolling interests	(195)	(4)	141	26	(32)
Net income (loss) attributable to SPCI	3,038	117	(727)	(391)	2,037
Income (loss) per share - basic	$0.28	$0.01	$(0.07)	$(0.04)	$0.19
Income (loss) per share - diluted	$0.27	$0.01	$(0.07)	$(0.04)	$0.18

