Form 10-Q
period 2016-10-31
Straight Path Communications Inc.
filed 2016-12-12
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36015

STRAIGHT PATH COMMUNICATIONS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2457757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia	23059
(Address of principal executive offices)	(Zip Code)

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

As of December 12, 2016, the registrant had outstanding 787,163 shares of Class A common stock and 11,675,909 shares of Class B common stock. Excluded from these numbers are 39,693 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	October 31, 2016	July 31, 2016
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$9,561	$11,361
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	47	40
Prepaid expenses and other current assets	1,634	1,627
Total current assets	11,242	13,028
Intangible assets	365	365
Other assets	105	104
Total Assets	$11,712	$13,497

Liabilities and Equity
Current liabilities:
Trade accounts payable	$1,067	$684
Accrued expenses	522	1,042
Deferred revenue	174	73
Income taxes payable	223	225
Total current liabilities	1,986	2,024
Deferred revenue - long-term portion	86	92
Total liabilities	2,072	2,116
Commitments and contingencies
Equity
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,716 and 11,431 shares issued, 11,676 and 11,391 shares outstanding as of October 31, 2016 and July 31, 2016	117	114
Additional paid-in capital	24,100	21,589
Accumulated deficit	(12,356)	(8,225)
Treasury stock, 40 shares at cost	(428)	(428)
Total Straight Path Communications Inc. stockholders’ equity	11,441	13,058
Noncontrolling interests	(1,801)	(1,677)
Total equity	9,640	11,381
Total liabilities and equity	$11,712	$13,497

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	October 31,
	2016	2015

Revenues	$159	$1,703

Costs and expenses:
Direct cost of revenues	41	782
Research and development	160	-
Selling, general and administrative	4,235	1,612

Total costs and expenses	4,436	2,394

Loss from operations	(4,277)	(691)

Other income:
Interest income	7	10
Other income	22	-

Total other income	29	10

Loss before income taxes	(4,248)	(681)
Provision for income taxes	(7)	(6)

Net loss	(4,255)	(687)
Net loss attributable to noncontrolling interests	124	55

Net loss attributable to Straight Path Communications Inc.	$(4,131)	$(632)

Loss per share attributable to Straight Path Communications Inc. stockholders:
Basic and diluted	$(0.34)	$(0.05)

Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	12,018	11,810

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended October 31, 2016

(Unaudited)

(In Thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance as of August 1, 2016	787	$8	11,431	$114	$21,589	$(8,225)	$(428)	$(1,677)	$11,381

Common stock issued for compensation	-	-	285	3	2,414	-	-	-	2,417

Stock-based compensation	-	-	-	-	97	-	-	-	97

Net loss	-	-	-	-	-	(4,131)	-	(124)	(4,255)

Balance as of October 31, 2016	787	$8	11,716	$117	$24,100	$(12,356)	$(428)	$(1,801)	$9,640

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	October 31,
	2016	2015

Operating activities:
Net loss	$(4,255)	$(687)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	2,417	598
Stock-based compensation	97	-
Changes in assets and liabilities:
Trade accounts receivable, net	(7)	(2)
Prepaid expenses – related to settlements and licensing	-	783
Prepaid expenses and other current assets	(7)	(81)
Prepaid expenses – development agreement	-	(1,000)
Other assets	(1)	5
Trade accounts payable	383	(94)
Accrued expenses	(520)	(232)
Deferred revenue	95	(1,603)
Income taxes payable	(2)	-
Net cash used in operating activities	(1,800)	(2,313)

Net decrease in cash and cash equivalents	(1,800)	(2,313)
Cash and cash equivalents at beginning of period	11,361	18,620
Cash and cash equivalents at end of period	$9,561	$16,307

Supplemental cash flow information
Cash paid during the period for income taxes	$7	$3

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path Communications Inc., a Delaware corporation, was incorporated in April 2013. Straight Path owns 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and Straight Path Ventures, LLC (“Straight Path Ventures”), and 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”). In these financial statements, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path, Straight Path Spectrum, Straight Path Ventures, Straight Path IP Group, and their respective subsidiaries on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A (“Class A common stock”) and Class B (“Class B common stock”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., Fiscal 2017 refers to the fiscal year ending July 31, 2017).

Note 2—Summary of Significant Accounting Policies and Recent Pronouncements

The Company’s significant accounting policies are described in Note 1 of the Notes to Combined and Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 31, 2016.

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

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 (Fiscal 2018 for the Company) and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Effective August 1, 2016, the Company adopted ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 did not have a significant impact on the Company’s consolidated financial statements.

Effective August 1, 2016, the Company adopted ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 are effective for fiscal years beginning after December 15, 2015. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

Effective August 1, 2016, the Company adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (Fiscal 2018 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (Fiscal 2019 for the Company). The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company). Early adoption is permitted. The Company will evaluate the effects of adopting ASU 2016-18 if and when it is deemed to be applicable.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3— Fair Value Measures

At October 31, 2016 and July 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At October 31, 2016 and July 31, 2016, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, and accrued expenses approximated fair value due to their short-term nature.

Note 4—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the three months ended October 31, 2016 was as follows:

1.	The Company issued 120,000 shares to Davidi Jonas, the Company’s Chief Executive Officer and President, as compensation.

2.	The Company issued 108,000 shares to officers and 56,000 shares to other employees as compensation.

3.	The Company issued 1,250 shares to a consultant as compensation.

See Note 5 - Stock-Based Compensation below for a further discussion.

Treasury Stock for Payroll Tax Withholding:

Treasury stock consists of shares of Class B common stock that were tendered by our employees to satisfy their tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. The cost of the shares tendered was based on the trading day immediately prior to the vesting date and the proceeds utilized to pay the withholding taxes due upon such vesting event.

At both October 31, 2016 and July 31, 2016, there were 39,693 shares of treasury stock totaling approximately $428,000.

Note 5—Stock-Based Compensation

Stock Options:

Effective as of July 31, 2013, the Company adopted the 2013 Stock Option and Incentive Plan (as amended and restated to date, the “2013 Plan”). As of January 12, 2016, there are 1,503,532 shares of the Company’s Class B common stock reserved for the grant of awards under the 2013 Plan.

No stock options were issued in the three months ended October 31, 2016.

Stock-based compensation is included in selling, general and administrative and amounted to approximately $97,000 and $0 for the three months ended October 31, 2016 and 2015, respectively.

Common Stock:

From time to time, the Company issues Class B common stock (and options to purchase Class B common stock – options covered just above) to non-employee directors, officers, other employees, and other service providers.

Issuances of Class B common stock included in stock-based compensation for the three months ended October 31, 2016 are as follows:

In October 2016, the Company granted officers and employees 164,000 restricted shares of Class B common stock. The shares will vest over a two-to-four-year period. The aggregate fair value of the grant was approximately $4,392,000 which is being charged to expense on a straight-line basis over the vesting periods.

In addition, in October 2016, the Company issued 120,000 restricted shares of Class B common stock to Davidi Jonas as compensation as follows:

1.	60,000 shares which vested immediately. The aggregate fair value of the grant was $1,866,000 which was charged to expense in the period issued.
2.	60,000 shares which will vest over a three-year period. The aggregate fair value of the grant was $1,866,000 which is being charged to expense on a straight-line basis over the vesting period.

The Company issued 1,250 restricted shares of Class B common stock to a consultant as compensation. The shares vest over a 13-month period. The aggregate fair value of the grant is being charged to expense on a straight-line basis over the vesting period.

Stock-based compensation is included in selling, general and administrative expense and amounted to approximately $2,417,000 and $598,000 for the three months ended October 31, 2016 and 2015, respectively. As of October 31, 2016, there was approximately $8,030,000 of total unrecognized compensation cost related to issued but non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $2,581,000, Fiscal 2018 - $2,781,000, Fiscal 2019 - $1,990,000, fiscal 2020 - $615,000 and Fiscal 2021 - $63,000.

Note 6— (Loss) Earnings Per Share

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

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Stock options	3	2
Non-vested restricted Class B common stock	118	239
Shares excluded from the calculation of diluted loss per share	121	241

The following table sets forth the number of stock options to purchase Class B common stock which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the Class B common shares:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Stock options	88	—

Note 7—Related Party Transactions

In connection with the Spin-Off, the Company and IDT entered into a Separation and Distribution Agreement and a Tax Separation Agreement to complete the separation of the Company’s businesses from IDT, distribute the Company’s common stock to IDT’s stockholders, and set forth certain understandings related to the Spin-Off. These agreements govern the relationship between the Company and IDT after the distribution and also provide for the allocation of employee benefits, taxes, and other liabilities and obligations attributable to periods prior to the distribution. These agreements reflect terms between affiliated parties established without arms-length negotiation. The Company believes that the terms of these agreements equitably reflect the benefits and costs of the Company’s ongoing relationships with IDT.

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform, or otherwise discharge any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. No payments were received in Fiscal 2016 or through October 31, 2016.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in the three months ended October 31, 2016 and 2015.

Note 8—Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Customer 1	$48	$41
Customer 2	41	21
Customer 3	21	15
Customer 4	16	*

* below 10%

The loss of any of these major customers may have a material adverse effect on the Company’s results of operations and cash flows.

Note 9—Income Taxes

The Company recorded no federal income tax expense for Fiscal 2017 and Fiscal 2016 because the estimated annual effective tax rate was zero. As of October 31, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

The provision for both the three months ended October 31, 2016 and 2015 represents state income taxes.

The federal return of Straight Path for the year ended July 31, 2015 is currently under audit by the Internal Revenue Service (“IRS”). As the audit has not been completed, the Company cannot determine if the IRS will assess additional tax, interest, and penalties.

Note 10—Business Segment Information

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

Operating results for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total

Three Months Ended October 31, 2016
Revenues	$159	$—	$—	$159
Loss from operations	(2,985)	(875)	(417)	(4,277)

Three Months Ended October 31, 2015
Revenues	$105	$1,598	$—	$1,703
Loss from operations	(334)	(357)	—	(691)

Total assets for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total
	(in thousands)
Total assets
October 31, 2016	$8,583	$2,029	$1,100	$11,712
July 31, 2016	10,174	2,223	1,100	13,497

None of the Company’s revenues were generated outside of the United States for either Fiscal 2017 or Fiscal 2016. The Company did not have any assets outside the United States at October 31, 2016 or July 31, 2016.

Note 11—Commitments and Contingencies

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

Putative Class Action

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc., and Davidi Jonas and Jonathan Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al., No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired the Company’s common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to the Company’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees, and costs. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. On April 11, 2016, the court entered an order appointing Charles Frischer as lead plaintiff and approving lead plaintiff’s selection of Glancy Prongay & Murray LLP as lead counsel and Schnader Harrison Segal & Lewis LLP as liaison counsel. On June 17, 2016, lead plaintiff filed his amended class action complaint, which alleges the same claims described above. The defendants filed a joint motion to dismiss the complaint on August 17, 2016; the plaintiff opposed that motion on September 30, 2016, and the defendants filed their reply brief in further support of their motion to dismiss on October 31, 2016.

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

Sipnet Appeal and Related IPRs

On April 11, 2013, Sipnet EU S.R.O. (“Sipnet”), a Czech company, filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent No. 6,108,704 (the “‘704 Patent”). On October 9, 2014, the PTAB held that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. Straight Path IP Group appealed. On November 25, 2015, the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. On May 23, 2016, the PTAB issued a final written decision finding that Sipnet failed to show that any of the challenged claims were unpatentable.

As discussed in more detail below, following the CAFC’s decision in Sipnet, the PTAB denied all then-pending petitions for IPR of Straight Path IP Group’s patents, and the petitioners have appealed those denials to the CAFC.

On August 22, 2014, Samsung Electronics Co., Ltd. (“Samsung”) filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR. On June 15, 2015, Cisco Systems, Inc. (“Cisco”) and Avaya, Inc. (“Avaya”) joined this instituted IPR. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the CAFC. On May 6, 2016, Cisco and Avaya also filed notices of appeal.

On October 31, 2014, LG Electronics Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join these IPRs. On November 24, 2015, the PTAB granted related petitions filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) to join for the ‘704 and ‘469 Patents. On May 9, 2016, the PTAB issued a final written decision holding that the petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC, and this appeal was consolidated with the appeal of the Samsung IPR discussed above. On October 14, 2016, the appellants filed their opening brief. The respondents filed their opposition brief on December 7, 2016, and the appellants’ reply brief is due on December 28, 2016.

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

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, and ’121 Patents and U.S. Patent No. 7,149,208); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, Straight Path IP Group filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of Straight Path IP Group’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, Straight Path IP Group filed a new complaint against Apple alleging that its FaceTime product infringes five of Straight Path IP Group’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Following oral argument, on October 21, 2016, the court granted in part and denied in part Apple’s motion. The court dismissed one claim as to the ‘469 Patent but denied Apple’s motion with respect to the other four patents at issue in the litigation.

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York. Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe on the ‘704, ‘469, and ‘365 Patents. On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants. On June 7, 2016, Straight Path IP Group filed a new complaint in the United States District Court for the Southern District of New York against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469 and ‘365 Patents. On August 5, 2016, Verizon filed its answer and affirmative defenses, and the parties commenced discovery. On September 13, 2016, Verizon filed a motion to stay the litigation pending a decision from the CAFC in the appeal of the Samsung IPR. On October 18, 2016, the court granted Verizon’s motion and stayed the litigation.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors.

Other Legal

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

Federal Communications Commission (“FCC”) License Renewal

Our spectrum licenses in the local multipoint distribution service (“LMDS”) and 39 GHz bands have historically been granted for ten-year terms. On April 20, 2016, the FCC granted our application to renew our LMDS BTA license for the LMDS A1 band (27.5 – 28.35 GHz) that covers parts of the New York City BTA for a ten-year period, until February 1, 2026. We have 15 other LMDS A1 licenses; nine of these licenses currently have a renewal date of August 10, 2018, and six of these licenses have a renewal date of September 21, 2018. However, following the adoption of the Upper Microwave Flexible Use (“UMFU”) Report and Order, the next build-out date for these 16 LMDS A1 licenses is June 1, 2024, not at the renewal deadline.

It is likely that the FCC will separate the renewal and build-out deadlines for licenses that contain both A1 spectrum (for which mobile capabilities were adopted in the UMFU Report and Order) and A2 and A3 spectrum (for which mobile capabilities were not added). Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal and possible build-out date of August 10, 2018 and six of these licenses currently have a renewal and possible build-out date of September 21, 2018. The UMFU Report and Order does not affect the LMDS B band spectrum. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and build-out date of August 10, 2018 and 112 licenses currently have a renewal and build-out date of September 21, 2018.

The UMFU Report and Order build-out date of June 1, 2024 also applies to our 828 39 GHz licenses, which currently have a renewal date of October 18, 2020.

For further discussion, please see “Regulatory Enforcement” above in this Note 11 to the Consolidated Financial Statements.

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

Approximately $71,000 and $3,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2017 and Fiscal 2016, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2016.

Overview

We were formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company (the “Spin-Off”).

Straight Path Communications Inc. is a communications asset company. We own, via intermediate wholly-owned entities, 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and 100% of Straight Path Ventures, LLC (“Straight Path Ventures”), and we own 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”).

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases, and markets fixed wireless spectrum. Straight Path Ventures is developing next generation wireless technology for 39 GHz. Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.

Recent Activity Related to Straight Path Spectrum

Federal Communications Commission (“FCC”) advances approval of mobile services in millimeter wave (“mmW”) bands, including adopting the Upper Microwave Flexible Use (“UMFU”) Report and Order

We hold a significant number of FCC licenses that permit the use of the spectrum for fixed and mobile wireless services in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what are known as the 39 GHz band (38.6 – 40 GHz) and the 28 GHz A1 band (27.5 – 28.35 GHz). We also hold FCC licenses that permit the use of the spectrum for fixed wireless services in other parts of the LMDS band (29.1 – 29.25 GHz, 31.075 – 31.225 GHz, 31.0 – 31.075 GHz and 31.225 – 31.300 GHz). Our 39 GHz spectrum licenses cover the entire continental U.S. with an average of more than 800 megahertz (“MHz”) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets. The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

On July 14, 2016, the FCC adopted the UMFU Report and Order, which opens four millimeter wave bands for flexible mobile and fixed wireless services. The rules apply to the LMDS A1 and 39 GHz bands, and a new unlicensed band at 60 GHz (64.0-71.0 GHz). Among other things, the UMFU Report and Order changed the build-out date for our 828 39 GHz licenses and our 16 LMDS A1 licenses to June 1, 2024.

On September 20, 2016, the Company received a letter of inquiry from the FCC requesting additional documents and information regarding the Company’s 39 GHz (38.6 – 40.0 GHz) and 28 GHz (27.5 – 28.35 GHz) spectrum licenses. For further discussion of this inquiry, please see Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2016 and the discussion under the heading “Regulatory Enforcement” above.

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

In November 2016, the FCC approved CBNL’s 39 GHz VectaStar® 600 PMP radios for commercial use in the U.S. This enables Straight Path to take next steps with CBNL, including increased marketing and testing, as U.S. wireless operators can now begin to deploy the live radios utilizing the Company’s spectrum.

Straight Path recently entered into a multiyear spectrum lease agreement with Windstream, a nationwide advanced network communications provider, to lease 39 GHz spectrum in 40 markets for use with CBNL VectaStar 39 GHz licensed PMP radios once they are commercially released. We anticipate this agreement will have a meaningful impact on our revenue once the CBNL radios are deployed in these markets.

Deployment of Currently Available Technology at 39 GHz to Engage Broad Customer Base

The Company purchased approximately $1.4 million of currently available technology at 39 GHz to deploy through independent wireless operators in order to engage a broad customer base in advance of our deployment of the CBNL PMP radios when they become commercially available in late 2016 or early 2017. The Company signed a purchase order to CBNL for the acquisition of 500 PMP radios for $2,100,000 and has paid a deposit of $630,000. The Company expects to receive 250 of the PMP radios in early 2017, and pay approx. $420,000 upon proof of shipment to the Company.

Recent Activity Related to Straight Path Ventures

Straight Path Ventures is developing next generation wireless technology primarily for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. Although work is at an early stage, the Company decided in Q3 2016 that this activity warrants a separate reportable business segment.

On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) for new 39 GHz transceiver technology. On October 12, 2016, Straight Path Ventures filed a second provisional patent application with the USPTO for new 39 GHz transceiver technology.

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

In civil actions pending in federal district courts for the Eastern District of Virginia and Eastern District of Texas, Straight Path IP Group has requested that the courts lift the stays previously put in place pending the outcome of the IPRs. The Eastern District of Virginia denied the request and continued the stay pending a decision on the CAFC appeal. The Eastern District of Texas has not yet ruled. Straight Path IP Group has filed a complaint for patent infringement against several Verizon affiliates in the U.S. District Court for the Southern District of New York, but the court granted Verizon’s motion to stay the litigation pending the outcome of the CAFC appeal. Straight Path IP Group has also filed complaints in the U.S. District Court for the Northern District of California against Apple, Inc., Avaya Inc., and Cisco Systems, Inc.

For further discussion of these actions and other legal proceedings, please see Note 11 to the Consolidated Financial Statements in Part I of this Quarterly Report.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2016 and the notes to our consolidated financial statements.

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

Concentration of Customers

Straight Path Spectrum’s revenues from transactions with a single customer that amounted to 10% or more of total Straight Path Spectrum revenues were as follows:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Customer 1	$48	$41
Customer 2	41	21
Customer 3	21	15
Customer 4	16	*

* below 10%

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

Three Months Ended October 31, 2016 (“Fiscal 2017”) Compared to Three Months Ended October 31, 2015 (“Fiscal 2016”)

Consolidated

	Three Months Ended
	October 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$159	$1,703	$(1,544)
Direct cost of revenues	41	782	(741)
Research and development	160	-	160
Selling, general and administrative	4,235	1,612	2,623
Loss from operations	(4,277)	(691)	(3,586)
Interest and other income	29	10	19
Loss before income taxes	(4,248)	(681)	(3,567)
Provision for income taxes	(7)	(6)	(1)
Net loss	(4,255)	(687)	(3,568)
Net loss attributable to noncontrolling interests	124	55	69
Net loss attributable to Straight Path Communications Inc.	$(4,131)	$(632)	$(3,499)

Revenues. Revenues generated by Straight Path Spectrum were $159,000 and $105,000 in Fiscal 2017 and Fiscal 2016, respectively. Revenues increased in Fiscal 2017 as the result of the leasing of Spectrum to new customers (wireless network operators).

No revenues were generated by Straight Path IP Group in fiscal 2017 due to the fact that no new licenses or settlements were entered into and the revenue from prior licenses were fully realized in prior periods due to the expiration of the licensed patents. Primarily all of the revenue was recognized as of September 30, 2015.

No revenues were generated by Straight Path Ventures in fiscal 2017.

Direct cost of revenues. Direct cost of revenues decreased in Fiscal 2017 compared to Fiscal 2016.

In Fiscal 2017, Straight Path IP Group had no revenues because all licenses or settlements were fully realized in prior periods. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, increased generally proportionally to the increase in settlement revenues, and are recognized over the same time period as corresponding revenues.

Straight Path Spectrum incurred all of the direct costs of revenue in Fiscal 2017. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in Fiscal 2016.

Research and development. Research and development in Fiscal 2017 consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz. There were no research and development costs in Fiscal 2016.

Selling, general and administrative expense.   Selling, general and administrative expense increased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the increase in the number of employees and increases in salaries, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, marketing expenses related to the installation of radio links, and increased legal costs due to the putative shareholder class action, derivative action, and regulatory enforcement activity.

Stock-based compensation expense related to the issuance of restricted shares included in consolidated selling, general and administrative expense was $2,417,000 and $598,000 in Fiscal 2017 and Fiscal 2016, respectively. As of October 31, 2016, there was approximately $8,030,000 of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $2,581,000, Fiscal 2018 - $2,781,000, Fiscal 2019 - $1,990,000, Fiscal 2020 - $615,000 and Fiscal 2021 - $63,000.

Interest and other income.  Interest and other income in Fiscal 2017 included interest income of $7,000 and the reversal of prior period accruals of $22,000. Interest and other income in Fiscal 2016 is interest income of $10,000.

Income taxes. The Company recorded no federal income tax expense for Fiscal 2017 and Fiscal 2016 because the estimated annual effective tax rate was zero. As of October 31, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be fully realized.

The provision for both Fiscal 2017 and Fiscal 2016 represents state income taxes.

Net (income) loss attributable to noncontrolling interests. The change in net loss attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in the Fiscal 2017 period compared to the loss in Fiscal 2016.

Straight Path Spectrum Segment

	Three Months Ended
	October 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$159	$105	$54
Direct cost of revenues	41	-	41
Research and development	-	-	-
Selling, general and administrative	3,103	439	2,664
Loss from operations	$(2,985)	$(334)	$(2,651)

Revenues.  Revenues increased in Fiscal 2017 as the result of the leasing of Spectrum to new customers (wireless network operators).

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in Fiscal 2016.

Selling, general and administrative. Selling, general and administrative expense increased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the increase in the number of employees and increases in salaries including the change in allocation of corporate level compensation costs between entities, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, marketing expenses related to the installation of radio links, and increased legal costs due to the putative shareholder class action, derivative action, and regulatory enforcement activity.

Straight Path IP Segment

	Three Months Ended
	October 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$-	$1,598	$(1,598)
Direct cost of revenues	-	782	(782)
Research and development	-	-	-
Selling, general and administrative	875	1,173	(298)
Loss from operations	$(875)	$(357)	$(518)

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions were settled and we had entered into licensing arrangements with the former defendants. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $1.6 million in Fiscal 2016. The gross payments under settlement and licensing agreements that had been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of October 31, 2015, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term (which was over the remaining life of the covered patents), and had been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. All of the revenue from these settlements has been recognized as of September 30, 2015.

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against various defendants were stayed or dismissed without prejudice. In light of the favorable outcome on appeal and the favorable PTAB rulings in the related IPR proceedings, Straight Path IP Group has re-commenced four civil actions (one of which has been stayed) and has requested to lift the stays in two other actions (one request was denied). For further discussion of these actions, please see Note 11 to the Consolidated Financial Statements in Item I of this Quarterly Report.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.0 million in expenses directly related to these settlements, which was recognized ratably in proportion to the recognition of the related revenue. We generally paid law firms that represented us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition, there were other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

Selling, general and administrative. Selling, general and administrative expenses decreased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the change in the allocation of corporate level compensation costs between entities, including stock-based compensation for the issuances of restricted common stock and stock options to officers and employees, and decreased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs.

Straight Path Ventures Segment

	Three Months Ended
	October 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	160	-	160
Selling, general and administrative	257	-	257
Loss from operations	$(417)	$-	$(417)

Research and development. Research and development consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz, and the filing of two provisional patent applications.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of payroll and related payroll taxes and benefits as well as stock-based compensation expenses.

Liquidity and Capital Resources

General

Historically, we have primarily satisfied our cash requirements through the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off. We currently expect that our cash and cash equivalents on-hand at October 31, 2016 will be sufficient to meet our anticipated cash requirements during the twelve months ending October 31, 2017.

We previously projected, filed on Form 10-Q for the quarter ending January 31, 2016, an increase in spending of $2–$3 million from our initial expectations for a number of matters, including procuring equipment, expenses for legal and other advisors, and related items. We have spent a significant portion of this projected amount, including $1.4 million on currently available technology at 39 GHz and approximately $1.7 million on legal and other advisors. We now anticipate that we will spend an additional $0.5-$1 million for legal and other advisors and approximately $0.5 million on hardware and related costs, primarily for PMP applications at 39 GHz, while pursuing our long-term plans for enabling fixed 5G services using our licensed spectrum.

As of October 31, 2016, we had cash of $9.6 million and working capital (current assets less current liabilities) of $9.3 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For Fiscal 2016 and through the date of the filing of this report, no payments were made by IDT pursuant to this obligation.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing, or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $71,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2017 and approximately $3,000 for Fiscal 2016.

Operating Activities

Cash flows used in operating activities in Fiscal 2017 totaled approximately $1.8 million and was used to fund the loss for the quarter.

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

Contractual Obligations and Other Commercial Commitments

There are no material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2016.

Off-Balance Sheet Arrangements

As of October 31, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 11 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2016.

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

STRAIGHT PATH COMMUNICATIONS INC.

December 12, 2016	By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

December 12, 2016	By:	/s/ Jonathan Rand
Jonathan Rand Chief Financial Officer

