Form 10-Q
period 2017-01-31
Straight Path Communications Inc.
filed 2017-03-10
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

As of March 10, 2017, the registrant had outstanding 787,163 shares of Class A common stock and 11,701,349 shares of Class B common stock. Excluded from these numbers are 39,693 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	January 31, 2017	January 31, 2017	July 31, 2016
	(Actual) (Unaudited)	(Pro forma - Note 12)
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,837	$10,337	$11,361
Restricted cash	-	15,000	-
Trade accounts receivable, net of allowance for doubtful accounts of $7 and $0, respectively	40	40	40
Inventory	643	643	-
Prepaid expenses and other current assets	919	919	1,627
Total current assets	9,439	26,939	13,028
Intangible assets	365	365	365
Other assets	111	111	104
Total assets	$9,915	$27,415	$13,497

Liabilities and Equity (Deficiency)
Current liabilities:
Trade accounts payable (related party of $43 and $0)	$1,016	$1,016	$684
Accrued expenses	368	368	1,042
Loan payable, net of debt discount	-	13,460
FCC consent decree payable	15,000	15,000	-
Deferred revenue	197	197	73
Income taxes payable	221	221	225
Total current liabilities	16,802	30,262	2,024
Settlement payable - stockholders	7,200	7,200	-
Deferred revenue - long-term portion	80	80	92
Total liabilities	24,082	37,542	2,116
Commitments and contingencies
Equity (Deficiency)
Straight Path Communications Inc. stockholders' equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized;787 shares issued and outstanding	8	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,741 and 11,431 shares issued, 11,701 and 11,391 shares outstanding as of January 31, 2017 and July 31, 2016	117	117	114
Additional paid-in capital	26,073	30,113	21,589
Accumulated deficit	(37,781)	(37,781)	(8,225)
Treasury stock, 40 shares at cost	(428)	(428)	(428)
Total Straight Path Communications Inc. stockholders' equity (deficiency)	(12,011)	(7,971)	13,058
Noncontrolling interests	(2,156)	(2,156)	(1,677)
Total equity (deficiency)	(14,167)	(10,127)	11,381
Total liabilities and equity (deficiency)	$9,915	$27,415	$13,497

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Revenues	$165	$112	$324	$1,815

Costs and expenses:
Direct cost of revenues	26	13	67	795
Research and development	129	374	289	374
Selling, general and administrative (related party of $205, $0, $205, and $0)	3,596	2,346	7,831	3,958

Total costs and expenses	3,751	2,733	8,187	5,127

Loss from operations before item listed below	(3,586)	(2,621)	(7,863)	(3,312)

Civil penalty – FCC decree	(15,000)	-	(15,000)	-
Stockholder settlement	(7,200)	-	(7,200)	-

Loss from operations	(25,786)	(2,621)	(30,063)	(3,312)

Other income:
Interest income	6	10	13	20
Other income	-	390	22	390

Total other income	6	400	35	410

Loss before income taxes	(25,780)	(2,221)	(30,028)	(2,902)
Provision for income taxes	-	-	(7)	(6)

Net loss	(25,780)	(2,221)	(30,035)	(2,908)
Net loss attributable to noncontrolling interests	355	195	479	250

Net loss attributable to Straight Path Communications Inc.	$(25,425)	$(2,026)	$(29,556)	$(2,658)

Loss per share attributable to Straight Path Communications Inc. stockholders:
Basic and diluted	$(2.10)	$(0.17)	$(2.45)	$(0.23)

Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	12,132	11,854	12,075	11,832

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY)

Six Months Ended January 31, 2017

(Unaudited)

(In Thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance as of August 1, 2016	787	$8	11,431	$114	$21,589	$(8,225)	$(428)	$(1,677)	$11,381

Common stock issued for exercises of stock options	-	-	1	-	8	-	-	-	8

Common stock issued for compensation	-	-	309	3	4,283	-	-	-	4,286

Stock-based compensation	-	-	-	-	193	-	-	-	193

Net loss	-	-	-	-	-	(29,556)	-	(479)	(30,035)

Balance as of January 31, 2017	787	$8	11,741	$117	$26,073	$(37,781)	$(428)	$(2,156)	$(14,167)

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	January 31,
	2017	2016

Operating activities:
Net loss	$(30,035)	$(2,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	4,286	1,586
Stock-based compensation	193	-
Allowance for doubtful accounts	7	-
Changes in assets and liabilities:
Trade accounts receivable, net	(7)	34
Inventory	-	-
Prepaid expenses – related to IP settlements and licensing	-	783
Prepaid expenses and other current assets	65	1
Prepaid expenses – development agreement	-	(700)
Other assets	1	8
Trade accounts payable	324	(114)
Accrued expenses	(674)	(359)
FCC consent decree payable	15,000	-
Deferred revenue	112	(1,546)
Income taxes payable	(4)	-
Settlement payable - stockholders	7,200	-
Net cash used in operating activities	(3,532)	(3,215)

Investing activities:
Purchases of property and equipment	-	(56)
Net cash used in investing activities	-	(56)

Financing activities:
Common stock issued upon exercise of stock options	8	1
Net cash provided by financing activities	8	1

Net decrease in cash and cash equivalents	(3,524)	(3,270)
Cash and cash equivalents at beginning of period	11,361	18,620
Cash and cash equivalents at end of period	$7,837	$15,350

Supplemental schedule of noncash activities
Reclassification of prepaid marketing to inventory	$643	$-
Unpaid deferred loan costs	$8	$-

Supplemental cash flow information
Cash paid during the period for income taxes	$7	$3

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. (“Straight Path”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Straight Path was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, Straight Path was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). Straight Path authorized the issuance of two classes of its common stock, Class A (“Class A common stock”) and Class B (“Class B common stock”).

On January 11, 2017, the Company entered into a consent decree with the Federal Communications Commission (the “FCC” or the “Commission”) settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). The Company agreed to pay an initial civil penalty of $15 million (the “Initial Civil Penalty”). For a further discussion, see Note 11 – Regulatory Enforcement.

On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) which will be fully covered by insurance policies maintained by the Company and a $7.2 million additional payment (the “Additional Payment”). For a further discussion, see Note 11 – Putative Class Action and Shareholder Derivative Action.

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 (year ended July 31, 2017 for the Company) and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (quarter ended October 31, 2018 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (quarter ended October 31, 2019 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (quarter ended October 31, 2017 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (quarter ended October 31, 2018 for the Company). The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (quarter ended October 31, 2018 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (quarter ended October 31, 2018 for the Company). Early adoption is permitted. The Company will evaluate the effects of adopting ASU 2016-18 if and when it is deemed to be applicable.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017 (quarter ended October 31, 2018 for the Company), including interim periods within those periods. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3— Fair Value Measures

At January 31, 2017 and July 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At January 31, 2017 and July 31, 2016, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, and accrued expenses approximated fair value due to their short-term nature.

Note 4— Inventory

Inventory, consisting solely of finished goods, is valued at the lower of cost or market.

Note 5—Equity

Issuances of Class B Common Stock:

Class B common stock activity for the six months ended January 31, 2017 was as follows:

1.	The Company issued 120,000 shares to Davidi Jonas, the Company’s Chief Executive Officer and President, as compensation.
2.	The Company issued 108,000 shares to officers and 56,000 shares to other employees as compensation.
3.	The Company issued 24,000 shares to directors as compensation.
4.	The Company issued 1,250 shares to a consultant as compensation.
5.	The Company issued 1,440 shares for the exercise of stock options and received proceeds of approximately $8,000.

No shares of Class B common stock have been issued subsequent to January 31, 2017 to the date of the filing of this report.

See Note 6 - Stock-Based Compensation below for a further discussion.

Issuances of Warrants:

No warrants were issued in the six months ended January 31, 2017.

On February 6, 2017, the Company issued warrants to purchase 252,161 shares of the Company’s Class B common stock as part of a loan agreement with a syndicate of investors. For a further discussion, see Note 12 – Subsequent Events.

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

At both January 31, 2017 and July 31, 2016, there were 39,693 shares of treasury stock totaling approximately $428,000.

Note 6—Stock-Based Compensation

Stock Options:

Effective as of July 31, 2013, the Company adopted the 2013 Stock Option and Incentive Plan (as amended and restated to date, the “2013 Plan”). As of January 31, 2017, there are 1,503,532 shares of the Company’s Class B common stock reserved for the grant of awards under the 2013 Plan.

No stock options were issued in the six months ended January 31, 2017.

Stock-based compensation is included in selling, general and administrative and, with respect to stock options granted, amounted to approximately $96,000 and $0 for the three months ended January 31, 2017 and 2016, respectively, and approximately $193,000 and $0 for the six months ended January 31, 2017 and 2016, respectively.

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

On September 9, 2016, the Company issued 1,250 restricted shares of Class B common stock to a consultant as compensation. The shares vest over a 13-month period. The aggregate fair value of the grant is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2017, the Company granted three of its directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $886,000.

Stock-based compensation is included in selling, general and administrative expense and, with respect to restricted stock granted, amounted to approximately $1,869,000 and $988,000 for the three months ended January 31, 2017 and 2016, respectively, and approximately $4,286,000 and $1,586,000 for the six months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, there was approximately $7,065,000 of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $1,616,000, Fiscal 2018 - $2,781,000, Fiscal 2019 - $1,990,000, Fiscal 2020 - $615,000 and Fiscal 2021 - $63,000.

Note 7—Earnings (Loss) Per Share

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

The following table sets forth the number of Class B shares of common stock issuable upon the exercise of stock options which were excluded from the diluted (loss) earnings per share calculation even though the exercise price was less than the average market price of the Class B common shares and non-vested restricted Class B common stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Stock options	9	6	8	4
Non-vested restricted Class B common stock	111	35	138	173

Shares excluded from the calculation of diluted (loss) earnings per share	120	41	146	177

The following table sets forth the number of stock options to purchase Class B common stock which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the Class B common shares:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Stock options	88	-	88	-

Note 8—Related Party Transactions

Legal Fees

The Company retained the services of a law firm to perform legal services.  One of the partners of the firm is a non-employee director of the Company.  Legal fees incurred amounted to approximately $205,000 for the three and six months ended January 31, 2017. There were no fees incurred in fiscal year 2016. At January 31, 2017 and July 31, 2016, the Company owed the law firm $42,967 and $0, respectively.

IDT

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

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. No payments were received in Fiscal 2016 or through January 31, 2017.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in the three and six months ended January 31, 2017 and 2016.

 Note 9—Income Taxes

The Company recorded no federal income tax expense for Fiscal 2017 and Fiscal 2016 because the estimated annual effective tax rate was zero. As of January 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be fully realized.

The provision for both the three and six months ended January 31, 2017 and 2016 represents state income taxes.

The federal return of Straight Path for the year ended July 31, 2015 is currently under audit by the Internal Revenue Service (“IRS”). No significant issues have been raised but as the audit has not been completed, the Company cannot determine if the IRS will assess additional tax, interest, and penalties.

Note 10—Business Segment Information

Prior to November 1, 2015, the Company had two reportable business segments, Straight Path Spectrum, which holds fixed and mobile wireless spectrum, and Straight Path IP Group, which holds intellectual property primarily related to communications over computer networks, and the licensing and other businesses related to this intellectual property. Effective November 1, 2015, a third segment, referred to as Straight Path Ventures was designated. Straight Path Ventures, whose results were previously included in our Straight Path Spectrum segment, focuses on developing next generation wireless technology for 39 GHz at the Company’s Gigabit Mobility Lab in Plano, Texas.

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

The Company allocates all of the corporate general and administrative expenses of Straight Path to Straight Path IP Group, Straight Path Spectrum, and Straight Path Ventures based upon the relative time of management and other corporate resources expended relative to each business as well as the revenues earned by each division. For all periods through January 31, 2016, these were allocated 80% to Straight Path IP Group and 20% to Straight Path Spectrum. No expenses were allocated to Straight Path Ventures because the amount of management’s time and other resources dedicated to Straight Path Ventures were deemed to be immaterial. Commencing on February 1, 2016, these expenses are being allocated 20% to Straight Path IP Group and 80% to Straight Path Spectrum, except for the following:

1.	Expenses related to the Gigabit Mobility Lab are being allocated 100% to Straight Path Ventures;

2.	Employment expenses of our Chief Technology Officer are being allocated 20% to Straight Path IP Group, 20% to Straight Path Spectrum, and 60% to Straight Path Ventures;

3.	Employment expenses related to one employee are being allocated 20% to Straight Path Spectrum and 80% to Straight Path Ventures;

4.	Employment expenses related to several other employees are being allocated 100% to Straight Path Spectrum.

The changes in allocations were brought about by the expiration of the licensed patents held by Straight Path IP Group and the increase in activities of Straight Path Ventures. Straight Path IP Group recognized revenues over the terms of the settlements and license agreements related to such patents entered into in prior periods. With the expiration of the key patents and the increase in activities of Straight Path Ventures, the Company determined to modify the allocation, and in light of the anticipated level of activity in Straight Path IP Group’s enforcement activities and Straight Path Ventures’ development activities, the Company determined that a general 20% allocation to Straight Path IP Group, subject to the specific allocations listed above, represented the appropriate split in light of all factors.

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Straight Path Ventures	Total
	(in thousands)
Three Months Ended January 31, 2017
Revenues	$165	$-	$-	$165
Loss from operations before FCC Decree and stockholder settlement	(2,305)	(856)	(425)	(3,586)
Three Months Ended January 31, 2016
Revenues	$112	$-	$-	$112
Loss from operations before FCC Decree and stockholder settlement	(965)	(1,656)	-	(2,621)
Six Months Ended January 31, 2017
Revenues	$324	$-	$-	$324
Loss from operations before FCC Decree and stockholder settlement	(5,290)	(1,731)	(842)	(7,863)
Six Months Ended January 31, 2016
Revenues	$217	$1,598	$-	$1,815
Loss from operations before FCC Decree and stockholder settlement	(1,299)	(2,013)	-	(3,312)

Total assets for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total
	(in thousands)
Total assets
January 31, 2017	$7,099	$1,716	$1,100	$9,915
July 31, 2016	10,174	2,223	1,100	13,497

None of the Company’s revenues were generated outside of the United States for either Fiscal 2017 or Fiscal 2016. The Company did not have any assets outside the United States at January 31, 2017 or July 31, 2016.

Note 11—Commitments and Contingencies

Legal Proceedings

Regulatory Enforcement

Allegations were made in an anonymous report released in November 2015 regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. The Company conducted an independent investigation into these allegations. We met with the FCC and shared the Company’s conclusions, and the Company subsequently provided certain additional information requested by the FCC.

On January 11, 2017, the Company entered into the Consent Decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses on the terms specified therein. Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that the Company does not believe were material assets of the Company.

3.	Straight Path Spectrum keeps all of its 28 GHz spectrum leases.

4.	The Company agreed to pay the Initial Civil Penalty of $15 million in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If the Company sells its remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

5.	The Company agreed to sell its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

6.	If the Company does not sell its remaining spectrum licenses on or before January 11, 2018, the Company will pay an additional penalty of $85 million or surrender its remaining spectrum licenses.

As such, the Company accrued the Initial Civil Penalty of $15 million as of January 31, 2017. The liability is classified as “FCC consent decree payable” on the consolidated balance sheet and the associated expense is classified as “civil penalty – FCC decree” on the consolidated statement of operations. The first installment of $4 million was paid on February 7, 2017.

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

On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by the Company.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell the Company’s spectrum licenses as specified in the Consent Decree with the Federal Communications Commission dated January 11, 2017 (the “Consent Decree”), or, in the event that the Company pays the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid.  In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

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

On October 31, 2014, LG Electronics Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join these IPRs. On November 24, 2015, the PTAB granted related petitions filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) to join for the ‘704 and ‘469 Patents. On May 9, 2016, the PTAB issued a final written decision holding that the petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC, and this appeal was consolidated with the appeal of the Samsung IPR discussed above. On October 14, 2016, the appellants filed their opening brief. The respondents filed their opposition brief on December 7, 2016, and the appellants filed their reply brief on January 4, 2017.

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

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, and ’121 Patents and U.S. Patent No. 7,149,208); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, Straight Path IP Group filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of Straight Path IP Group’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, Straight Path IP Group filed a new complaint against Apple alleging that its FaceTime product infringes five of Straight Path IP Group’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Following oral argument, on October 21, 2016, the court granted in part and denied in part Apple’s motion. The court dismissed one claim as to the ‘469 Patent but denied Apple’s motion with respect to the other four patents at issue in the litigation. On January 19, 2017, Avaya filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

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

FCC License Renewal

Our spectrum licenses in the local multipoint distribution service (“LMDS”) and 39 GHz bands have historically been granted for ten-year terms. On April 20, 2016, and based on our submission of a renewal application and substantial service demonstration, the FCC granted our application to renew our LMDS BTA license for the LMDS A1 band (27.5 – 28.35 GHz) that covers parts of the New York City BTA for a ten-year period, until February 1, 2026. We have 15 other LMDS A1 licenses; nine of these licenses currently have a renewal date of August 10, 2018, and six of these licenses have a renewal date of September 21, 2018. However, following the adoption of the Upper Microwave Flexible Use (“UMFU”) Report and Order, we are only required to submit an application for renewal at those deadlines; we are not required to submit a substantial service demonstration for these licenses until the next build-out date specified in the UFMU Report and Order, which is June 1, 2024.

It is likely that the FCC will separate the renewal and substantial service deadlines for licenses that contain both A1 spectrum (for which mobile capabilities were adopted in the UMFU Report and Order) and A2 and A3 spectrum (for which mobile capabilities were not added). Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal and possible substantial service deadline of August 10, 2018 and six of these licenses currently have a renewal and possible substantial service deadline of September 21, 2018. The UMFU Report and Order does not affect the LMDS B band spectrum – the substantial service deadlines remain the same as the renewal deadlines. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and substantial service deadline of August 10, 2018 and 112 licenses currently have a renewal and substantial service deadline of September 21, 2018.

The UMFU Report and Order substantial service deadline of June 1, 2024 also applies to our 735 39 GHz licenses, which currently have a renewal deadline of October 18, 2020.

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

Approximately $22,000 and $30,000 was incurred to the Former SPSI CEO for this obligation for the three months ended January 31, 2017 and 2016, respectively, and approximately $39,000 and $30,000 for the six months ended January 31, 2017 and 2016, respectively.

Note 12—Subsequent Event

On February 6, 2017, the Company entered into a Loan Agreement with a syndicate of investors (the “Lenders”) pursuant to which the Company borrowed $17.5 million (the “Loan Amount”). The loan matures on December 29, 2017. Interest accrues at a rate of 5% per annum until June 30, 2017 and then increases to a rate of 10% per annum. Other significant terms of the Loan Agreement include the following:

1.	$15 million of the Loan Amount will be used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount will be used for general corporate purposes and working capital needs. The first installment of $4 million was paid on February 7, 2017.

2.	The Lenders received warrants to purchase 252,161 shares of the Company’s Class B common stock with an aggregate exercise price equal to $7.5 million based on an exercise price of $34.70 per share. The exercise price was based on the weighted average trading price for the Class B common stock for the five trading days preceding the funding date. The warrants expire at the earlier of December 31, 2018 or a liquidation event (as defined).

3.	If any portion of the Loan Amount remains outstanding after June 30, 2017, the Lenders will receive additional warrants on a monthly basis with an aggregate exercise price equal to 10% (dropping to 7.5% in September 2017) of the then outstanding Loan Amount. The exercise price will be based on the weighted average trading price for the Class B common stock for the ten trading days preceding the warrant issue date.

4.	To the extend the warrants are held by a Lender at the time of exercise, the exercise price will paid by reduction of the outstanding Loan Amount.

The fair value of the warrants totaled approximately $4,040,000 and will be amortized to interest expense over the term of the Loan Agreement. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: Risk-free rate – 1.16%; dividend yield – 0%; Volatility – 96.68% and expected term – 1.92 years.

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero.

The unaudited condensed consolidated pro forma balance sheet of the Company below has been prepared as if the Loan Agreement had occurred on January 31, 2017:

STRAIGHT PATH COMMUNICATIONS INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)

		Pro Forma Adjustments
	Historical	Notes	Amount	Pro Forma

Assets
Current assets:
Cash and cash equivalents	$7,837	(A)	$2,500	$10,337
Restricted cash	-	(A)	15,000	15,000
Trade accounts receivable, net	40		-	40
Inventory	643		-	643
Prepaid expenses and other current assets	919		-	919
Total current assets	9,439		17,500	26,939
Intangible assets	365		-	365
Other assets	111		-	111
Total assets	$9,915		$17,500	$27,415

Liabilities and Equity (Deficiency)
Current liabilities:
Trade accounts payable	$1,016		$-	$1,016
Accrued expenses	368		-	368
Loan payable, net of debt discount	-	(A)	17,500	13,460
		(B)	(4,040)
FCC consent decree payable	15,000		-	15,000
Deferred revenue	197		-	197
Income taxes payable	221		-	221
Total current liabilities	16,802		13,460	30,262
Settlement payable - stockholders	7,200		-	7,200
Deferred revenue - long-term portion	80		-	80
Total liabilities	24,082		13,460	37,542
Equity (Deficiency)
Straight Path Communications Inc. stockholders' equity:
Preferred stock	-		-	-
Class A common stock	8		-	8
Class B common stock	117		-	117
Additional paid-in capital	26,073	(B)	4,040	30,113
Accumulated deficit	(37,781)		-	(37,781)
Treasury stock	(428)		-	(428)
Total Straight Path Communications Inc. stockholders' equity (deficiency)	(12,011)		4,040	(7,971)
Noncontrolling interests	(2,156)		-	(2,156)
Total equity (deficiency)	(14,167)		4,040	(10,127)
Total liabilities and equity (deficiency)	$9,915		$17,500	$27,415

Notes to Pro Forma Consolidated Balance Sheet

(A)	To record the proceeds from the Loan Agreement. According to the terms of the Loan Agreement, $15 million of the Loan Amount will be used to pay the Initial Civil Penalty. As such, $15 million has been classified as restricted cash.

(B)	To record the value of the warrants issued under the Loan Agreement. The value of the warrants will be amortized to interest expense over the term of the Loan Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 and under the heading “Risk Factors” below in this Quarterly Report. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2016.

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

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds fixed and mobile wireless spectrum. Straight Path Ventures is developing next generation wireless technology for 39 GHz. Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property.

Recent Activity Related to Straight Path Spectrum

Federal Communications Commission (“FCC”) Regulatory Enforcement

Allegations were made in an anonymous report released in November 2015 regarding the circumstances under which certain of our spectrum licenses were renewed by the FCC in 2011 and 2012. The Company conducted an independent investigation into these allegations. We met with the FCC and shared the Company’s conclusions, and the Company subsequently provided certain additional information requested by the FCC.

On January 11, 2017, the Company entered into a consent decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that the Company does not believe were material assets of the Company.

3.	Straight Path Spectrum keeps all of its 28 GHz spectrum leases.

4.	The Company agreed to pay a $15 million civil penalty (the “Initial Civil Penalty”) in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If the Company sells its remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

5.	The Company agreed to sell its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

6.	If the Company does not sell its remaining spectrum licenses on or before January 11, 2018, the Company will pay an additional penalty of $85 million or surrender its remaining spectrum licenses.

The Consent Decree also bars the Company from entering into any new leases of its spectrum, which will limit our ability to increase our leasing revenue in the future. The first installment of $4 million was paid on February 7, 2017 and the remaining $11 million of the Initial Civil Penalty will be paid from the proceeds of the Loan Agreement.

FCC advances approval of mobile services in millimeter wave (“mmW”) bands, including adopting the Upper Microwave Flexible Use (“UMFU”) Report and Order

We hold a significant number of FCC licenses that permit the use of the spectrum for fixed and mobile wireless services in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in what are known as the 39 GHz band (38.6 – 40 GHz) and the 28 GHz A1 band (27.5 – 28.35 GHz). We also hold FCC licenses that permit the use of the spectrum for fixed wireless services in other parts of the LMDS band (29.1 – 29.25 GHz, 31.075 – 31.225 GHz, 31.0 – 31.075 GHz and 31.225 – 31.300 GHz). Our 39 GHz spectrum licenses cover the entire continental U.S. with an average of more than 600 megahertz (“MHz”) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets. The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

On July 14, 2016, the FCC adopted the UMFU Report and Order, which opens four millimeter-wave bands for flexible mobile and fixed wireless services. The rules apply to the LMDS A1 and 39 GHz bands, as well as the 37 GHz band and a new unlicensed band at 60 GHz (64.0-71.0 GHz). Among other things, the UMFU Report and Order changed the substantial service deadline for our 735 39 GHz licenses and 15 of our LMDS A1 licenses to June 1, 2024. For a further discussion, see Note 11 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report under the heading “FCC License Renewal.”

Straight Path is also participating in standard setting, namely through 3GPP, as a contributing member.

Innovation in Fixed Wireless Applications: Accelerating Point-to-Multipoint (“PMP”) Platform in 39 GHz

On September 11, 2015, Straight Path entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz PMP radio (“Radios”). Straight Path agreed to a $1,000,000 non-recurring engineering fee, and the product is expected to be commercially available by early 2017. The Company signed a purchase order to CBNL for the acquisition of 500 PMP radios for $2,100,000 and has paid a deposit of $630,000.

In November 2016, the FCC approved CBNL’s 39 GHz VectaStar® 600 PMP (“PMP Radios”) for commercial use in the U.S.

In December 2016, the Company and CBNL agreed to reduce the purchase order to 250 PMP Radios for $1,050,000. The Company expects to receive these radios in March 2017, and pay approx. $420,000 upon receipt of the Radios to the Company.

Recent Activity Related to Straight Path Ventures

Straight Path Ventures is developing next generation wireless technology primarily for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. Although work is at an early stage, the Company decided in Q3 2016 that this activity warrants a separate reportable business segment.

On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) for new beam training technologies in millimeter-wave gigabit broadband systems. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies.

On September 19, 2016, Straight Path Ventures performed an indoor demonstration of our prototype 39 GHz Gigarray® transceivers. Our Gigabit Mobility Lab continues to refine the Gigarray® for Fixed 5G®.

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

In civil actions pending in federal district courts for the Eastern District of Virginia and Eastern District of Texas, Straight Path IP Group has requested that the courts lift the stays previously put in place pending the outcome of the IPRs. The Eastern District of Virginia denied the request and continued the stay pending a decision on the CAFC appeal. The Eastern District of Texas has not yet ruled. Straight Path IP Group has filed a complaint for patent infringement against several Verizon affiliates in the U.S. District Court for the Southern District of New York, but the court granted Verizon’s motion to stay the litigation pending the outcome of the CAFC appeal. Straight Path IP Group has also filed complaints in the U.S. District Court for the Northern District of California against Apple, Inc., Avaya Inc., and Cisco Systems, Inc. Avaya Inc. recently filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

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

Three and Six Months Ended January 31, 2017 (“Fiscal 2017”) Compared to Three and Six Months Ended January 31, 2016 (“Fiscal 2016”)

Consolidated

	Three Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$165	$112	$53
Direct cost of revenues	26	13	13
Research and development	129	374	(245)
Selling, general and administrative	3,596	2,346	1,250
Civil penalty – FCC decree	15,000	-	15,000
Stockholder settlement	7,200	-	7,200
Loss from operations	(25,786)	(2,621)	(23,165)
Interest and other income	6	400	(394)
Loss before income taxes	(25,780)	(2,221)	(23,559)
Provision for income taxes	-	-	-
Net loss	(25,780)	(2,221)	(23,5598)
Net loss attributable to noncontrolling interests	355	195	160
Net loss attributable to Straight Path Communications Inc.	$(25,425)	$(2,026)	$(23,399)

	Six Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$324	$1,815	$(1,491)
Direct cost of revenues	67	795	(728)
Research and development	289	374	(85)
Selling, general and administrative	7,831	3,958	3,873
Civil penalty – FCC decree	15,000	-	15,000
Stockholder settlement	7,200	-	7,200
(Loss) income from operations	(30,063)	(3,312)	(26,751)
Interest and other income	35	410	(375)
(Loss) income before income taxes	(30,028)	(2,902)	(27,126)
Provision for income taxes	(7)	(6)	(1)
Net (loss) income	(30,035)	(2,908)	(27,127)
Net loss (income) attributable to noncontrolling interests	479	250	229
Net (loss) income attributable to Straight Path Communications Inc.	$(29,556)	$(2,658)	$(26,898)

Revenues. Revenues generated by Straight Path Spectrum were $165,000 and $324,000 in the three and six months of Fiscal 2017, respectively, and $112,000 and $217,000 in the three and six months of Fiscal 2016, respectively. Revenues increased in Fiscal 2017 as the result of the leasing of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits the Company from entering into new spectrum leases.

No revenues were generated by Straight Path IP Group in fiscal 2017 because no new licenses or settlements were entered into and the revenue from prior licenses were fully realized in prior periods due to the expiration of the licensed patents. Revenues generated were $0 and $1.6 million in the three and six months of Fiscal 2016, respectively. Primarily all of the revenue was recognized as of September 30, 2015.

Direct cost of revenues. Direct cost of revenues decreased in Fiscal 2017 compared to Fiscal 2016.

Straight Path Spectrum incurred all of the direct costs of revenue in Fiscal 2017. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred in Fiscal 2016.

In Fiscal 2017, Straight Path IP Group had no revenues or cost of revenues because all licenses or settlements were fully realized in prior periods. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, increased generally proportionally to the increase in settlement revenues, and are recognized over the same time period as corresponding revenues.

Research and development. Research and development in Fiscal 2017 consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz. Research and development in Fiscal 2016 consists primarily of expenses related to an agreement to expedite production of a PMP radio for a total fee of $1,000,000. For the three and six months in Fiscal 2016, expenses recognized under the agreement totaled $300,000.

Selling, general and administrative. Selling, general and administrative expenses increased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the increase in the number of employees and salaries, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs and the putative shareholder class action, derivative action, and regulatory enforcement activity.

Stock-based compensation is included in selling, general and administrative expense and, with respect to restricted stock granted, amounted to approximately $1,869,000 and $988,000 for the three months of Fiscal 2017 and 2016, respectively, and approximately $4,286,000 and $1,586,000 for the six months of Fiscal 2017 and 2016, respectively. As of January 31, 2017, there was approximately $7,065,000 of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $1,616,000, Fiscal 2018 - $2,781,000, Fiscal 2019 - $1,990,000, Fiscal 2020 - $615,000 and Fiscal 2021 - $63,000.

Stock-based compensation expense related to the options issued in June 2016 is included in selling, general and administrative and amounted to approximately $96,000 and $193,000 for the three and six months of Fiscal 2017, respectively.

Civil penalty – FCC decree. As discussed above, the Company signed the Consent Decree with the FCC on January 11, 2017. The Company incurred a $15 million civil penalty to be paid over a nine-month period. For a further discussion, see Note 11 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report under the heading– “Regulatory Enforcement.”

Stockholder settlement. As discussed above, On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). For a further discussion, see Note 11 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report under the heading– “Regulatory Enforcement.”

Interest and other income. Interest and other income in the three months of Fiscal 2017 consisted of interest income of $6,000. Interest and other income in the six months of Fiscal 2017 included the reversal of prior period accruals of $22,000 and interest income of $13,000. Interest and other income in the three months of Fiscal 2016 included the reversal of prior period accruals of $390,000 and interest income of $10,000. Interest and other income for the six months of Fiscal 2016 included the reversal of prior period accruals of $390,000 and interest income of $20,000. Interest expense will increase in coming quarters due to interest payments due on the Loan Amount.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2017 and Fiscal 2016 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both January 31, 2017 and 2016.

The provision in Fiscal 2017 and Fiscal 2016 represents state income taxes.

Net loss attributable to noncontrolling interests. The change in net loss attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in the Fiscal 2017 periods compared to the loss in Fiscal 2016.

Straight Path Spectrum Segment

	Three Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$165	$112	$53
Direct cost of revenues	26	13	13
Research and development	-	374	(374)
Selling, general and administrative	2,444	690	1,754
Loss from operations before FCC decree and stockholder settlement	$(2,305)	$(965)	$(1,340)

	Six Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$324	$217	$107
Direct cost of revenues	67	13	54
Research and development	-	374	(374)
Selling, general and administrative	5,547	1,129	4,418
Loss from operations before FCC decree and stockholder settlement	$(5,290)	$(1,299)	$(3,991)

Revenues.   Revenues generated by Straight Path Spectrum were $165,000 and $324,000 in the three and six months of Fiscal 2017, respectively, and $112,000 and $217,000 in the three and six months of Fiscal 2016, respectively. Revenues increased in Fiscal 2017 as the result of the leasing of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent decree prohibits the Company from entering into new spectrum leases.

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs.

Research and development. Research and development in Fiscal 2016 consisted primarily of expenses related to an agreement to expedite production of a PMP radio for a total fee of $1,000,000. For the three and six months in Fiscal 2016, expenses recognized under the agreement totaled $300,000.

Selling, general and administrative.  Selling, general and administrative expense increased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the increase in the number of employees and increases in salaries including the change in allocation of corporate level compensation costs between entities, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock and stock options to employees, marketing expenses related to the installation of radio links, and increased legal costs due to the putative shareholder class action, derivative action, and regulatory enforcement activity.

Straight Path IP Group Segment

	Three Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	-	-	-
Selling, general and administrative	856	1,656	(800)
Loss from operations before FCC decree and stockholder settlement	$(856)	$(1,656)	$(800)

	Six Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$1,598	$(1,598)
Direct cost of revenues	-	782	(782)
Research and development	-	-	-
Selling, general and administrative	1,731	2,829	(1,098)
Loss from operations before FCC decree and stockholder settlement	$(1,731)	$(2,013)	$282

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

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against various defendants were stayed or dismissed without prejudice. In light of the favorable outcome on appeal and the favorable PTAB rulings in the related IPR proceedings, Straight Path IP Group has re-commenced four civil actions (one of which has been stayed) and has requested to lift the stays in two other actions (one request was denied). For further discussion of these actions, please see Note 11 to the Consolidated Financial Statements in Part I of this Quarterly Report.

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

Straight Path Venture Segment

	Three Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	129	-	129
Selling, general and administrative	296	-	296
Loss from operations before FCC decree and stockholder settlement	$(425)	$-	$(425)

	Six Months Ended
	January 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	289	-	289
Selling, general and administrative	553	-	553
Loss from operations before FCC decree and stockholder settlement	$(842)	$-	$(842)

Research and development. Research and development consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz, and the filing of one provisional patent applications and one patent application.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of payroll and related payroll taxes and benefits as well as stock-based compensation expenses.

Liquidity and Capital Resources

General

Historically, we have primarily satisfied our cash requirements through the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off. Since that time, we have satisfied our cash requirements through Straight Path IP Group’s settlement and licensing agreements and Straight Path Spectrum’s revenue from spectrum leases. In February 2017, the Company borrowed $17.5 million (the “Loan Amount”) pursuant to a loan agreement with a syndicate of investors (the “Lenders”). For a further discussion, see Note 12 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report. We currently expect that our cash and cash equivalents on-hand at January 31, 2017 will be sufficient to meet our anticipated cash requirements during the twelve months ending January 31, 2018.

As discussed above, the Company signed a Consent Decree with the FCC and incurred an Initial Civil Penalty of $15 million which is payable in four installments through October 11, 2017 unless the Company sells its spectrum licenses before such date. To fund the payments of the Initial Civil Penalty, the Company entered into a loan agreement with the Lenders pursuant to which the Company borrowed the $17.5 million Loan Amount, which matures on December 29, 2017. $15 million of the Loan Amount will be used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount will be used for general corporate purposes and working capital needs. The first installment of $4 million was paid on February 7, 2017. The Company expects to repay the Loan Amount through a combination of exercise of warrants issued to the Lenders and other possible funding sources.

As discussed above, On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by the Company.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell the Company’s spectrum licenses as specified in the Consent Decree with the Federal Communications Commission dated January 11, 2017 (the “Consent Decree”), or, in the event that the Company pays the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid.  In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

We previously projected, filed on Form 10-Q for the quarter ending October 31, 2016, an additional increase in spending of $1–$1.5 million for hardware and advisors and that our earlier projection of $3 million of increased spending for hardware and advisors had been incurred totaling $3.1 million. Of the $1.5 million additionally projected, we incurred approximately $300 hundred thousand dollars on advisors in this current quarter.

As of January 31, 2017, we had cash and cash equivalents of $7.8 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For Fiscal 2016 and through the date of the filing of this report, no payments were made by IDT pursuant to this obligation.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing, or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $22,000 and $30,000 was incurred to the Former SPSI CEO for this obligation for the three months ended January 31, 2017 and 2016, respectively, and approximately $39,000 and $30,000 for the six months ended January 31, 2017 and 2016, respectively.

Operating Activities

Cash flows used in operating activities in Fiscal 2017 totaled approximately $3.5 million and was used to fund the loss for the year.

Financing Activities

Cash flows provided by financing activities in Fiscal 2017 totaled approximately $8,000 received for the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of January 31, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to either sell our spectrum licenses, obtain financing to pay the civil penalty imposed on us by the FCC, or repay the $17.5 million loan could adversely affect our financial condition.

As discussed in this Quarterly Report, we are currently subject to a Consent Decree with the FCC that requires us to pay $15 million in installments over a nine-month period ending October 12, 2017 and, if we do not submit applications to the FCC seeking consent to the sale of our remaining spectrum licenses by January 12, 2018, we will be obligated to pay an additional $85 million to the FCC or surrender our remaining spectrum licenses. We have secured financing to pay the $15 million penalty, but there is no guarantee that if we do not sell the remaining spectrum licenses by January 12, 2018 that we will be able to obtain sufficient financing to pay the additional $85 million or repay the $17.5 million loan from the syndicate of investors, led by CF Special Situation Fund I, LP. Such failure could lead to a default under the Consent Decree, loss of the remaining spectrum licenses and will have a material adverse effect on our financial condition or results of operations.

The FCC may cancel or revoke our licenses for certain past or future violations of the FCC’s rules, or for failure to comply with the Consent Decree, which could limit our operations and growth.

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

As discussed in this Quarterly Report, we entered into a Consent Decree with the FCC settling the previously disclosed FCC investigation regarding our spectrum licenses. For further discussion of the Consent Decree, please see Item 2 in Part I of this Quarterly Report. If the FCC were to conclude that we have not complied with the Consent Decree or its rules, it may impose additional fines and/or additional reporting or operational requirements, condition or revoke our remaining spectrum licenses, and/or take other action. If the FCC were to revoke a significant portion of our remaining spectrum licenses or impose material conditions on the use of our licenses, it could have a material adverse effect on the value of our spectrum licenses and our ability to generate revenues from utilization or sale of our spectrum assets.

Under the terms of the Consent Decree, we are unable to enter into new leases of our spectrum, which could limit our operations and growth.

The Consent Decree prohibits us from entering into new leases for our spectrum licenses and as a result will likely have a material adverse effect on our revenue related to our spectrum assets as leases expire or lessees terminate leases.

If we are unable to overcome this obstacle, our business may never develop and it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In December 2016 and January 2017, the Company received a total of approximately $8,000 for the exercise of stock options. The proceeds were used for general working capital purposes.

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

STRAIGHT PATH COMMUNICATIONS INC.

March 10, 2017	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

March 10, 2017	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer

