Form 10-Q
period 2017-04-30
Straight Path Communications Inc.
filed 2017-06-09
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐     No  ☒

As of June 9, 2017, the registrant had outstanding 787,163 shares of Class A common stock and 11,910,896 shares of Class B common stock. Excluded from these numbers are 39,693 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	April 30, 2017	July 31, 2016
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$14,555	$11,361
Trade accounts receivable, net of allowance for doubtful accounts of $7 and $0, respectively	68	40
Inventory	1,669	-
Assets held for sale – Intellectual Property Business	33	-
Prepaid expenses and other current assets	183	1,627
Total current assets	16,508	13,028
Prepaid expenses – related to the sale of Spectrum Business to Verizon	2,856	-
Prepaid expenses – related to the sale of IP Business to IDT	1,054	-
Intangible assets	365	365
Other assets	164	104
Total Assets	$20,947	$13,497

Liabilities and Equity (Deficiency)
Current liabilities:
Trade accounts payable	$5,238	$684
Accrued expenses	916	1,042
Liabilities held for sale – Intellectual Property Business	329	-
Loans payable, net of debt discount of $2,119 and $0, respectively	10,256	-
FCC consent decree payable	7,000	-
Deferred revenue	132	73
Income taxes payable	-	225
Total current liabilities	23,871	2,024
Settlement payable - stockholders	7,200	-
Deferred revenue - long-term portion	75	92
Total liabilities	31,146	2,116
Commitments and contingencies
Equity (Deficiency)
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,949 and 11,431 shares issued, 11,909 and 11,391 shares outstanding as of April 30, 2017 and July 31, 2016, respectively	119	114
Additional paid-in capital	36,235	21,589
Accumulated deficit	(43,774)	(8,225)
Treasury stock, 40 shares at cost	(428)	(428)
Total Straight Path Communications Inc. stockholders’ equity (deficiency)	(7,840)	13,058
Noncontrolling interests	(2,359)	(1,677)
Total equity (deficiency)	(10,199)	11,381
Total liabilities and equity (deficiency)	$20,947	$13,497

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Revenues	$167	$219	$491	$2,034

Costs and expenses:
Direct cost of revenues	32	88	99	883
Research and development	144	505	433	879
Selling, general and administrative (related party of $2, $0, $207, and $0)	3,996	1,528	11,827	5,486

Total costs and expenses	4,172	2,121	12,359	7,248

Loss from operations before item listed below	(4,005)	(1,902)	(11,868)	(5,214)

Civil penalty – FCC consent decree	-	-	(15,000)	-
Stockholder settlement	-	-	(7,200)	-

Loss from operations	(4,005)	(1,902)	(34,068)	(5,214)

Other income (expense):
Interest expense, including amortization of debt discounts	(2,195)	-	(2,195)	-
Interest income	7	10	20	30
Other income	-	3	22	393

Total other income (expense)	(2,188)	13	(2,153)	423

Loss before income tax benefits (income taxes)	(6,193)	(1,889)	(36,221)	(4,791)
Provision for income tax benefits (income taxes)	(3)	25	(10)	19

Net loss	(6,196)	(1,864)	(36,231)	(4,772)
Net loss attributable to noncontrolling interests	203	19	682	269

Net loss attributable to Straight Path Communications Inc.	$(5,993)	$(1,845)	$(35,549)	$(4,503)

Loss per share attributable to Straight Path Communications Inc. stockholders:
Basic and diluted	$(0.49)	$(0.15)	$(2.93)	$(0.38)

Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	12,186	11,905	12,117	11,856

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY)

Nine Months Ended April 30, 2017

(Unaudited)

(In Thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance as of August 1, 2016	787	$8	11,431	$114	$21,589	$(8,225)	$(428)	$(1,677)	$11,381

Common stock issued for exercises of stock options	-	-	1	-	8	-	-	-	8

Issuance of warrants with loans payable	-	-	-		4,040	-	-	-	4,040

Common stock issued for exercises of warrants	-	-	148	1	5,124	-	-	-	5,125

Common stock issued for compensation	-	-	369	4	5,184	-	-	-	5,188

Stock-based compensation	-	-	-	-	290	-	-	-	290

Net loss	-	-	-	-	-	(35,549)	-	(682)	(36,231)

Balance as of April 30, 2017	787	$8	11,949	$119	$36,235	$(43,774)	$(428)	$(2,359)	$(10,199)

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	April 30,
	2017	2016

Operating activities:
Net loss	$(36,231)	$(4,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	5,188	2,191
Stock-based compensation	290	-
Amortization of debt discounts	2,001	-
Allowance for doubtful accounts	7	-
Depreciation	-	38
Changes in assets and liabilities:
Trade accounts receivable, net	(35)	43
Due from settlement	-	(65)
Inventory	(1,026)	-
Assets held for sale – Intellectual Property Business	(33)	-
Prepaid expenses – related to IP settlements and licensing	-	783
Prepaid expenses and other current assets	801	44
Prepaid expenses – development agreement	-	(300)
Other assets	(60)	9
Trade accounts payable	4,554	(68)
Accrued expenses	(126)	(392)
FCC consent decree payable	7,000	-
Liabilities held for sale – Intellectual Property Business	329	-
Deferred revenue	42	(1,577)
Income taxes payable	(225)	-
Settlement payable - stockholders	7,200	-
Net cash used in operating activities	(10,324)	(4,066)

Investing activities:
Prepaid expenses – related to sale of Spectrum business to Verizon	(2,856)
Prepaid expenses – related to sale of IP business to IDT	(1,054)	-
Purchases of property and equipment	-	(1,383)
Net cash used in investing activities	(3,910)	(1,383)

Financing activities:
Proceeds from loans payable	17,500	-
Costs related to loans payable	(80)	-
Common stock issued upon exercise of stock options	8	1
Net cash provided by financing activities	17,428	1

Net increase (decrease) in cash and cash equivalents	3,194	(5,448)
Cash and cash equivalents at beginning of period	11,361	18,620
Cash and cash equivalents at end of period	$14,555	$13,172

Supplemental schedule of noncash activities
Reclassification of prepaid marketing to inventory	$643	$-
Issuance of warrants with loans payable	$4,040	-
Exercises of warrants reducing loans payable	$5,125	$-

Supplemental cash flow information
Cash paid during the period for interest	$139	$-
Cash paid during the period for income taxes	$10	$8

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Straight Path Communications Inc. (“Straight Path”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the combined and consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

On May 11, 2017, the Company entered into a merger agreement with Verizon Communications, Inc. (“Verizon”) and a Verizon subsidiary (see Note 2).

On January 11, 2017, the Company entered into a consent decree with the Federal Communications Commission (the “FCC”) settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). The Company agreed to pay an initial civil penalty of $15 million (the “Initial Civil Penalty”). For further discussion, see Note 14 – Regulatory Enforcement.

On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) which will be fully covered by insurance policies maintained by the Company and a $7.2 million additional payment (the “Additional Payment”). For a further discussion, see Note 14 – Putative Class Action and Shareholder Derivative Action.

On April 9, 2017, the Company and IDT entered into a binding term sheet to settle potential claims related to certain claims under agreements related to the Spin-Off, and to sell the Company’s interest in Straight Path IP Group to IDT. See Note 3 – Settlement of Claims With IDT and Sale of Straight Path IP Group.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., Fiscal 2017 refers to the fiscal year ending July 31, 2017).

Note 2 — Verizon Merger Agreement

On May 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Verizon Merger Agreement”) with Verizon, a Delaware corporation, and Waves Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Verizon (“Merger Sub”). Pursuant to the Verizon Merger Agreement, among other things, Merger Sub will be merged with and into the Company (the “Merger”) with the Company being the surviving corporation of the Merger.

At the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.01 per share, of the Company and each share of Class B common stock, par value $0.01 per share, of the Company (collectively, the “Shares”) issued and outstanding immediately prior to the Effective Time (other than Shares owned by Verizon, Merger Sub or any other direct or indirect subsidiary of Verizon, and Shares owned by the Company or any direct or indirect subsidiary of the Company, and in each case not held on behalf of third parties) will be converted into the right to receive a number of validly issued, fully paid in and nonassessable shares of common stock of Verizon (“Verizon Shares”) equal to the quotient determined by dividing $184.00 by the five (5)-day volume-weighted average per share price ending on the second full trading day prior to the Effective Time, rounded to two decimal points, of Verizon Shares on the New York Stock Exchange (the “Verizon Share Value”) and rounded to the nearest ten-thousandth of a share (collectively and in the aggregate, the “Merger Consideration”). It is the Company’s intention that (i) the Merger shall qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Treasury regulations promulgated thereunder, and (ii) the Verizon Merger Agreement shall constitute a plan of reorganization within the meaning of Treasury Regulation Section 1.368-2(g), as noted in the Verizon Merger Agreement.

The board of directors (the “Board”) of the Company has unanimously approved the Verizon Merger Agreement and determined that the Verizon Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, the Company and its stockholders, and has resolved to recommend that the Company’s stockholders adopt the Verizon Merger Agreement.

The Company has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to participate in any discussions concerning, or provide non-public information in connection with, any unsolicited acquisition proposals. However, the Board may, subject to certain conditions, change its recommendation in favor of approval of the Verizon Merger Agreement if, in connection with receipt of a superior proposal or an event occurring after the date of the Verizon Merger Agreement with respect to the Company, it determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties to the Company’s stockholders under applicable law.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Verizon Merger Agreement by the Company’s stockholders; (ii) receipt of regulatory approvals, including receipt of consent to the Merger from the FCC and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”); (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Verizon Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 relating to the Merger; (v) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; (vi) continued compliance by each party in all material respects with its covenants; (vii) no event having occurred that has had, or would reasonably be likely to have, a Material Adverse Effect (as defined in the Verizon Merger Agreement) on the Company; (viii) receipt by the Company of an opinion from its tax counsel to the effect that the Merger will qualify as a “reorganization” for United States federal income tax purposes within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; (ix) receipt of approval for listing the Verizon Shares on the New York Stock Exchange and the NASDAQ Global Select Market, subject to official notice of issuance; and (x) the FCC consent referred to in clause (ii) of this paragraph having become a Final Order (as defined in the Verizon Merger Agreement).

The Company has made customary representations and warranties in the Verizon Merger Agreement. The Verizon Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Verizon Merger Agreement and the closing of the transactions contemplated under the Verizon Merger Agreement. The representations and warranties made by the Company are qualified by disclosures made in its disclosure schedules and SEC filings. None of the representations and warranties in the Verizon Merger Agreement survive the closing of the transactions contemplated by the Verizon Merger Agreement.

The Verizon Merger Agreement contains certain termination rights for both the Company and Verizon including upon (i) an uncured breach by the other party which results in the failure of a closing condition, (ii) the failure to receive the approval of the Verizon Merger Agreement by the Company’s stockholders, and (iii) the Company’s Board changing its recommendation in favor of the Verizon Merger Agreement. The Verizon Merger Agreement further provides that, upon termination of the Verizon Merger Agreement, under certain circumstances following a change in recommendation by the Company in connection with its receipt of a superior proposal or due to an Intervening Event (as defined in the Verizon Merger Agreement), the Company may be required to pay Verizon a termination fee equal to $38 million. Either the Company or Verizon may terminate the Verizon Merger Agreement if the completion of the Merger has not occurred on or before February 12, 2018 (as it may be extended as provided below, the “Termination Date”); provided, however, that if regulatory approvals have not been obtained and all other conditions to closing have been satisfied or waived, the Termination Date will automatically be extended for an additional one hundred and eighty days. In addition, Verizon is required to pay the Company an aggregate amount equal to $85 million (the “Parent Termination Fee”) in the event that the Merger has not closed by the extended Termination Date, and all conditions to closing other than receipt of FCC consent or HSR approval (or expiration of the waiting period under the HSR) have been satisfied or waived. In the event that the Verizon Merger Agreement is terminated other than as a result of Verizon’s breach or under circumstances in which Verizon is required to pay the Parent Termination Fee, the Company will be required to pay Verizon an amount equal to the AT&T Termination Fee (as defined in the Verizon Merger Agreement) paid by Verizon on the Company’s behalf.

The Verizon Merger Agreement was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on May 11, 2017 to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Verizon or Merger Sub, or to modify or supplement any factual disclosures about the Company or Verizon in their public reports filed with the SEC. The Verizon Merger Agreement includes representations, warranties and covenants of the Company, Verizon and Merger Sub made solely for purposes of the Verizon Merger Agreement and which may be subject to important qualifications and limitations agreed to by the Company, Verizon and Merger Sub in connection with the negotiated terms of the Verizon Merger Agreement. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to the Company’s or Verizon’s SEC filings or may have been used for purposes of allocating risk among the Company, Verizon and Merger Sub rather than establishing matters as facts.

The foregoing summary of the Verizon Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Verizon Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on May 11, 2017.

In addition, Howard Jonas, who has the right to vote a majority of the voting power of the Company’s common stock has entered into a voting agreement with Verizon concurrently with the entry into the Verizon Merger Agreement (the “Voting Agreement”). The Voting Agreement provides that Mr. Jonas (holding his Class A shares through a trust) will vote his Class A shares in the Company in favor of the Merger and the other transactions contemplated in the Verizon Merger Agreement, on the terms and subject to the conditions set forth in the Voting Agreement. The Voting Agreement will terminate automatically upon the earliest to occur of (i) the effective time of the Merger, (ii) the valid termination of the Verizon Merger Agreement pursuant to Article VII thereof, (iii) a change of recommendation by the Board in the event of a Superior Proposal or Intervening Event, (iv) any change being made to the terms of the Verizon Merger Agreement that would terminate the Trust’s or Mr. Jonas’s obligation to vote in favor of the Merger (on the terms and subject to the conditions in the Verizon Merger Agreement) or (v) February 12, 2018. The Company is not a party to the Voting Agreement.

The foregoing summary of the Voting Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Voting Agreement, which is attached as Exhibit A to the Verizon Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on May 11, 2017.

On May 11, 2017, the Agreement and Plan of Merger, dated as of April 9, 2017, by and among the Company, AT&T Inc. and Switchback Merger Sub Inc. (the “AT&T Merger Agreement”) was terminated in its entirety by the Company pursuant to the terms and conditions of the AT&T Merger Agreement. Also on May 11, 2017, Verizon paid to AT&T, on behalf of the Company, the $38 million Company Termination Fee (as defined in the AT&T Merger Agreement) concurrently with the termination of the AT&T Merger Agreement pursuant to the terms and conditions thereof.

The Company has incurred costs totaling approximately $2,856,000 related to the Verizon Merger Agreement. These costs will be included in the gain/loss recognized if the Merger is consummated. If the Merger is not consummated, the costs will be charged to operations in the period when such determination is made.

If the Merger is consummated, the Company estimates that it will incur various fees and expenses, which will be paid by Verizon. These fees and expenses include but are not limited to the following:

1.	Payment to the FCC of 20% of the Proceeds (as defined in the FCC Consent Decree) (see Note 14 – Regulatory Enforcement)

2.	Financial advisor and legal fees - $63.9 million

3.	Balance owed to PTPMS Communications, LLC (“PTPMS”) (see Note 14 – Other Commitments and Contingencies)

4.	Balance owed to Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) - $3.0 million (see Note 14 – Other Commitments and Contingencies)

5.	Severance and retention payments to certain members of management – see below

In connection with its entry into the AT&T Merger Agreement and then the Verizon Merger Agreement, the Company approved severance arrangements for Davidi Jonas (“Jonas”), Jonathan Rand (“Rand”), Zhouyue Pi and David Breau (“Breau”) (each an “Executive”, and collectively, the “Executives”). The severance arrangements provide that if, within two years following the consummation of the Merger, the Company terminates an Executive’s employment without “Cause” or an Executive resigns for “Good Reason” (each such term to be defined in the severance agreements to be entered into prior to the consummation of the Merger), the Executive shall be entitled to receive a lump sum payment equal to one and one-half times (1.5x) (two and one-half times (2.5x) for Jonas) the sum of the Executive’s annual base salary and target bonus, subject to the execution of a release of claims.

The Company also approved retention bonus payments for Jonas, Rand and Breau in the amounts of $1,800,000, $1,000,000 and $1,000,000, respectively. Subject to continued employment through the consummation of the Merger, such individuals shall be entitled to receive their retention bonus payment in a lump sum within thirty days following the consummation of the Merger.

Note 3 — Settlement of Claims with IDT and Sale of Straight Path IP Group

On April 9, 2017, the Company and IDT entered into a binding term sheet (the “Term Sheet”), providing for the settlement and mutual release of potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). Pursuant to the Term Sheet, in exchange for the Mutual Release, IDT will pay the Company $16 million, the Company will transfer to IDT its ownership interest in Straight Path IP Group, and stockholders of the Company will receive 22 percent of the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the merger of the Company with Verizon). As of the date of the filing of this report, the provisions under the Term Sheet have not been consummated. As such, the assets and liabilities of Straight Path IP Group have been classified as assets held for sale and liabilities held for sale on the consolidated balance sheet.

The Company incurred costs totaling approximately $1,054,000 related to the negotiation and execution of the Term Sheet. These costs will be included in the gain/loss recognized if the transaction is consummated. If the transaction is not consummated, the costs will be charged to operations in the period when such determination is made.

For a further discussion of the transaction, see the Form 8-K filed by the Company with the SEC on April 10, 2017.

Note 4 — Summary of Significant Accounting Policies and Recent Pronouncements

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 31, 2016.

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

Note 5 — Fair Value Measures

At April 30, 2017 and July 31, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At April 30, 2017 and July 31, 2016, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, and accrued expenses approximated fair value due to their short-term nature. The carrying value of the loans payable approximated its fair value as of April 30, 2017 as the interest rate approximated market.

Note 6 — Inventory

Inventory, consisting solely of finished goods, is valued at the lower of cost or market.

Note 7 — Loan Payable

On February 6, 2017, the Company entered into a Loan Agreement with a syndicate of investors (the “Lenders”) pursuant to which the Company borrowed $17.5 million (the “Loan Amount”). The loan matures on December 29, 2017. Interest accrues at a rate of 5% per annum until June 30, 2017 and then increases to a rate of 10% per annum. Other significant terms of the Loan Agreement include the following:

1.	$15 million of the Loan Amount was used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount will be used for general corporate purposes and working capital needs.

2.	The Lenders received warrants to purchase 252,161 shares of the Company’s Class B common stock with an aggregate exercise price equal to $7.5 million based on an exercise price of $34.70 per share. The exercise price was based on the weighted average trading price for the Class B common stock for the five trading days preceding the funding date. The warrants expire at the earlier of December 31, 2018 or a liquidation event (as defined). Warrants to purchase 147,682 shares of Class B common stock were exercised by the holders in the third quarter of Fiscal 2017 (see Note 8).

3.	If any portion of the Loan Amount remains outstanding after June 30, 2017, the Lenders will receive additional warrants on a monthly basis with an aggregate exercise price equal to 10% (dropping to 7.5% in September 2017) of the then outstanding Loan Amount. The exercise price will be based on the weighted average trading price for the Class B common stock for the ten trading days preceding the warrant issue date.

4.	To the extent the warrants are held by a Lender at the time of exercise, the exercise price will be paid by the reduction of the outstanding Loan Amount. As of April 30, 2017, the Loan Amount was reduced by $5,125,000 as the result of the exercise of 147,682 warrants referred to above (see Note 8).

The fair value of the warrants at the date of grant totaled approximately $4,040,000. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: Risk-free rate – 1.16%; dividend yield – 0%; Volatility – 96.68% and expected term – 1.92 years.

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

The Company also incurred $80,000 of costs in connection with the loan that were paid in cash.

The fair value of the warrants and the cash loan costs are being amortized to interest expense over the term of the Loan Agreement. Amortization amounted to $2,001,000 for the three and nine months ended April 30, 2017.

Interest expense incurred under the Loan Agreement totaled $194,000 for the three and nine months ended April 30, 2017.

At April 30, 2017, loans payable were $10,256,000 which is net of unamortized debt discounts of $2,119,000.

Note 8 — Equity

Issuances of Class B Common Stock:

Class B common stock activity for the nine months ended April 30, 2017 was as follows:

1.	The Company issued 180,000 restricted shares to Jonas as compensation.

2.	The Company issued 108,000 restricted shares to other officers and 56,000 restricted shares to other employees as compensation.

3.	The Company issued 24,000 shares to directors as compensation.

4.	The Company issued 1,250 restricted shares to a consultant as compensation.

5.	The Company issued 1,440 shares upon the exercise of stock options and received proceeds of approximately $8,000.

6.	The Company issued 147,682 shares to various Lenders upon the exercise of warrants and reduced the Loan Amount by $5,125,000.

In the period from May 1, 2017 to the filing of this report, the Company issued 1,865 shares for the exercise of stock options and received proceeds of approximately $11,000.

See Note 9 - Stock-Based Compensation below for a further discussion.

Issuances of Warrants:

As discussed in Note 7, the Company issued warrants to purchase 252,161 shares of the Company’s Class B common stock as part of the Loan Agreement. The Company issued 147,682 shares to various Lenders for the exercise of certain of these warrants. At April 30, 2017, 104,479 warrants are still outstanding.

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

At both April 30, 2017 and July 31, 2016, there were 39,693 shares of treasury stock totaling approximately $428,000.

Note 9 — Stock-Based Compensation

Stock Options:

Effective as of July 31, 2013, the Company adopted the 2013 Stock Option and Incentive Plan (as amended and restated to date, the “2013 Plan”). As of April 30, 2017, there are 1,503,532 shares of the Company’s Class B common stock reserved for the grant of awards under the 2013 Plan.

No stock options were issued in the nine months ended April 30, 2017.

Stock-based compensation is included in selling, general and administrative and, with respect to stock options granted, amounted to approximately $97,000 and $0 for the three months ended April 30, 2017 and 2016, respectively, and approximately $290,000 and $0 for the nine months ended April 30, 2017 and 2016, respectively.

 Issuances of unrestricted and restricted shares of Class B common stock included in stock-based compensation for the nine months ended April 30, 2017 are as follows:

In October 2016, the Company granted officers and employees 164,000 restricted shares of Class B common stock. The shares will vest over a two-to-four-year period. The aggregate fair value of the grant was approximately $4,392,000 which is being charged to expense on a straight-line basis over the vesting periods.

In addition, in October 2016, the Company issued 120,000 restricted shares of Class B common stock to Jonas as compensation as follows:

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

On April 10, 2017, the Company granted Jonas 60,000 restricted shares of Class B common stock. The shares will vest over a three-year period. The aggregate fair value of the grant was approximately $2,144,000 which is being charged to expense on a straight-line basis over the vesting periods.

Stock-based compensation is included in selling, general and administrative expense and, with respect to restricted stock granted, amounted to approximately $901,000 and $605,000 for the three months ended April 30, 2017 and 2016, respectively, and approximately $5,188,000 and $2,191,000 for the nine months ended April 30, 2017 and 2016, respectively. As of April 30, 2017, there was approximately $8,357,000 of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $973,000, Fiscal 2018 - $3,496,000, Fiscal 2019 - $2,704,000, Fiscal 2020 - $1,121,000 and Fiscal 2021 - $63,000.

Note 10 — Earnings (Loss) Per Share

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	45	3	22	4
Warrants	61	-	43	-
Non-vested restricted Class B common stock	265	179	225	175

Shares excluded from the calculation of diluted (loss) earnings per share	371	182	290	179

There were no stock options or warrants to purchase Class B common stock which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the Class B common shares.

Note 11 — Related Party Transactions

Legal Fees

The Company retained the services of a law firm to perform legal services.  One of the partners of the firm is a non-employee director of the Company.  Legal fees incurred amounted to approximately $2,000 and $207,000 for the three and nine months ended April 30, 2017, respectively. There were no fees incurred in fiscal year 2016. At both April 30, 2017 and July 31, 2016, the Company owed the law firm $0.

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

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. No payments were received in Fiscal 2016 or through January 31, 2017. Certain potential indemnification obligations will be released in exchange for the payments provided for in, and other provisions of, the Term Sheet, as described in Note 3 above.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in the three and nine months ended April 30, 2017 and 2016.

Note 12 — Income Taxes

The Company recorded no federal income tax expense for Fiscal 2017 and Fiscal 2016 because the estimated annual effective tax rate was zero. As of April 30, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be fully realized.

The provision for both the three and nine months ended April 30, 2017 and 2016 represents state income taxes.

The federal return of Straight Path for the year ended July 31, 2015 is currently under audit by the Internal Revenue Service (“IRS”). No significant issues have been raised but as the audit has not been completed, the Company cannot determine if the IRS will assess additional tax, interest, and penalties.

Note 13 — Business Segment Information

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

Operating results for the business segments of the Company were as follows:

	Straight Path Spectrum	Straight Path IP	Straight Path Ventures	Total
	(in thousands)
Three Months Ended April 30, 2017
Revenues	$167	$-	$-	$167
Loss from operations before FCC Consent Decree and stockholder settlement	(2,683)	(881)	(441)	(4,005)
Three Months Ended April 30, 2016
Revenues	$122	$97	$-	$219
Loss from operations before FCC Consent Decree and stockholder settlement	(1,308)	(160)	(434)	(1,902)
Nine Months Ended April 30, 2017
Revenues	$491	$-	$-	$491
Loss from operations before FCC Consent Decree and stockholder settlement	(7,973)	(2,612)	(1,283)	(11,868)
Nine Months Ended April 30, 2016
Revenues	$339	$1,695	$-	$2,034
Loss from operations before FCC Consent Decree and stockholder settlement	(2,484)	(2,173)	(557)	(5,214)

Total assets for the business segments of the Company were as follows:

	Straight Path	Straight Path	Straight Path
	Spectrum	IP Group	Ventures	Total
	(in thousands)
Total assets
April 30, 2017	$4,048	$15,799	$1,100	$20,947
July 31, 2016	10,174	2,223	1,100	13,497

None of the Company’s revenues were generated outside of the United States for either Fiscal 2017 or Fiscal 2016. The Company did not have any assets outside the United States at April 30, 2017 or July 31, 2016.

Note 14 — Commitments and Contingencies

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

On January 11, 2017, the Company entered into the Consent Decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses on the terms specified therein. Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that the Company does not believe were material assets of the Company.

3.	Straight Path Spectrum keeps all of its 28 GHz spectrum licenses.

4.	The Company agreed to pay the Initial Civil Penalty of $15 million in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If the Company sells its remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

5.	The Company agreed to submit to the FCC an application for approval of a sale of its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

6.	If the Company does not submit to the FCC an application for approval of a sale of its remaining spectrum licenses on or before January 11, 2018, the Company will pay an additional penalty of $85 million or surrender its remaining spectrum licenses.

The Company recorded the Initial Civil Penalty of $15 million. The liability is classified as “FCC consent decree payable” on the consolidated balance sheet and the associated expense is classified as “civil penalty – FCC consent decree” on the consolidated statement of operations. The first two installments of the Initial Civil Penalty totaling $8 million have been paid. As of April 30, 2017, FCC consent decree payable was $7 million.

As discussed in Note 2, the Company entered into the Verizon Merger Agreement. The fee owed per Item 5 above will be paid by Verizon as part of the Merger.

If the Merger is consummated, the Company believes that the Merger would satisfy the requirement under the Consent Decree as described in Item 5 above. However, if the Merger is not completed for any reason, including as a result of the Company’s stockholders failing to adopt the Verizon Merger Agreement, there is no guarantee that the Company will be able to otherwise sell its remaining spectrum licenses.  If the Merger is not completed for any reason and the Company does not submit applications to the FCC seeking consent to the sale of its remaining spectrum licenses to an alternative acquirer by January 12, 2018, there is no guarantee that the FCC would not seek to require the Company to pay the $85 million penalty or seek the forfeiture of the Company’s remaining spectrum licenses. If the penalty is imposed by the FCC, there is no guarantee that the Company will be able to obtain sufficient financing to pay the additional $85 million or repay the remaining amount due of the $17.5 million loan from the Lenders. A failure by the Company to comply with these requirements could lead to a default by the Company under the Consent Decree, loss of the Company’s remaining spectrum licenses, either of which will have a material adverse effect on the Company’s financial condition and results of operations.

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

On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by the Company.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell the Company’s spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that the Company pays the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid.  In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al., No. 2:16-cv-00541-JMV-MF, was filed in the federal district court for the District of New Jersey against Howard Jonas, Jonas, Rand, and the Company’s current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although the Company is named as a nominal defendant, the Company’s bylaws generally require the Company to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to the Company by making misrepresentations and omissions about the Company and failing to correct the Company’s public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees, and costs, as well as injunctive relief. On April 26, 2016, the case was reassigned to Judge John Michael Vasquez. On June 9, 2016, the court entered a stipulation previously agreed to by the parties that, among other things, stays the case on terms specified therein.

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

As discussed in more detail below, following the CAFC’s decision in Sipnet, the PTAB denied found that the petitioners were unable to show the unpatentability of the vast majority of the challenged claims. The petitioners have appealed the PTAB’s decisions to the CAFC. On June 5, 2017, the CAFC heard oral argument in the appeal, and a decision is pending.

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

On October 31, 2014, LG Electronics Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join these IPRs. On November 24, 2015, the PTAB granted related petitions filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) to join for the ‘704 and ‘469 Patents. On May 9, 2016, the PTAB issued a final written decision holding that the petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC, and this appeal was consolidated with the appeal of the Samsung IPR discussed above. On October 14, 2016, the appellants filed their opening brief. The respondents filed their opposition brief on December 7, 2016, and the appellants filed their reply brief on January 4, 2017. On June 5, 2017, the CAFC heard oral argument in the appeal, and a decision is pending.

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

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Inc. (“Apple”), Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, and ’121 Patents and U.S. Patent No. 7,149,208); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, Straight Path IP Group filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of Straight Path IP Group’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, Straight Path IP Group filed a new complaint against Apple alleging that its FaceTime product infringes five of Straight Path IP Group’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents. Following oral argument, on October 21, 2016, the court granted in part and denied in part Apple’s motion. The court dismissed one claim as to the ‘469 Patent but denied Apple’s motion with respect to the other four patents at issue in the litigation. Discovery is underway in the Apple and Cisco actions.

On January 19, 2017, Avaya filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On May 2, 2017, Straight Path IP Group filed a proof of claim in the Avaya bankruptcy proceeding.

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

For further discussion, please see “Regulatory Enforcement” above in this Note 14 to the Consolidated Financial Statements.

Other Commitments and Contingencies

Former SPSI CEO

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

Approximately $19,000 and $6,000 was incurred to the Former SPSI CEO for this obligation for the three months ended April 30, 2017 and 2016, respectively, and approximately $58,000 and $36,000 for the nine months ended April 30, 2017 and 2016, respectively.

For further discussion, see Note 2 above.

PTPMS

On May 29, 2012, the Company acquired certain licenses from PTPMS under an asset purchase agreement. Under the terms of the agreement, PTPMS is entitled to a “profit share” of 20% of the net proceeds from any partition, sale, assignment, etc., of any or all of the licenses acquired. For further discussion, see Note 2 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q other than statements of historical fact or current fact are forward-looking statements that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control and could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “could,” “expect,” or the negative thereof, or other words of similar meaning. In particular, these include, but are not limited to, statements of our current views and estimates of future economic circumstances, industry conditions in domestic and international markets, our future performance and financial results and the successful execution of the Merger. In evaluating these forward-looking statements, you should carefully consider the risks described herein and in other reports that the Company files with the SEC. See the section entitled “Risk Factors,” beginning on page 41 of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results to differ materially from the anticipated results and expectations expressed in such forward-looking statements.

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Verizon Merger Agreement;

●	the risk that the Company’s stockholders may not adopt the Verizon Merger Agreement;

●	the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated or that may be burdensome;

●	risks that any of the closing conditions to the proposed Merger may not be satisfied in a timely manner;

●	risks related to disruption of management time from ongoing business operations due to the Merger;

●	failure to realize the benefits expected from the Merger;

●	the timing to complete the Merger;

●	risks related to any legal proceedings that have been or may be instituted against the Company, Verizon and/or others relating to the Merger;

●	the effect of the announcement of the Merger on the Company’s operating results and businesses generally; and

●	the risk that the transaction contemplated by the Term Sheet with IDT is not consummated.

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

On April 9, 2017, the Company and IDT entered into a binding term sheet, providing for the settlement and mutual release of the potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the Federal Communications Commission (the “FCC”), and to sell the Company’s interest in Straight Path IP Group to IDT. See the discussion below.

On May 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Verizon Merger Agreement”) with Verizon Communications, Inc. (“Verizon”) and a Verizon subsidiary. See the discussion below.

Recent Activity Related to Straight Path Spectrum

Verizon Merger Agreement

On May 11, 2017, the Company entered into the Verizon Merger Agreement with Verizon, a Delaware corporation, and Waves Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Verizon (“Merger Sub”). Pursuant to the Verizon Merger Agreement, among other things, Merger Sub will be merged with and into the Company (the “Merger”) with the Company being the surviving corporation of the Merger.

At the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.01 per share, of the Company and each share of Class B common stock, par value $0.01 per share, of the Company (collectively, the “Shares”) issued and outstanding immediately prior to the Effective Time (other than Shares owned by Verizon, Merger Sub or any other direct or indirect subsidiary of Verizon, and Shares owned by the Company or any direct or indirect subsidiary of the Company, and in each case not held on behalf of third parties) will be converted into the right to receive a number of validly issued, fully paid in and nonassessable shares of common stock of Verizon (“Verizon Shares”) equal to the quotient determined by dividing $184.00 by the five (5)-day volume-weighted average per share price ending on the second full trading day prior to the Effective Time, rounded to two decimal points, of Verizon Shares on the New York Stock Exchange (the “Verizon Share Value”) and rounded to the nearest ten-thousandth of a share (collectively and in the aggregate, the “Merger Consideration”). It is the Company’s intention that (i) the Merger shall qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Treasury regulations promulgated thereunder, and (ii) the Verizon Merger Agreement shall constitute a plan of reorganization within the meaning of Treasury Regulation Section 1.368-2(g), as noted in the Verizon Merger Agreement.

The board of directors (the “Board”) of the Company has unanimously approved the Verizon Merger Agreement and determined that the Verizon Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, the Company and its stockholders, and has resolved to recommend that the Company’s stockholders approve the Verizon Merger Agreement.

The Company has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to participate in any discussions concerning, or provide non-public information in connection with, any unsolicited acquisition proposals. However, the Board may, subject to certain conditions, change its recommendation in favor of approval of the Verizon Merger Agreement if, in connection with receipt of a superior proposal or an event occurring after the date of the Verizon Merger Agreement with respect to the Company, it determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties to the Company’s stockholders under applicable law.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) approval of the Verizon Merger Agreement by the Company’s stockholders; (ii) receipt of regulatory approvals, including receipt of consent to the Merger from the FCC and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”); (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Verizon Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 relating to the Merger; (v) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; (vi) continued compliance by each party in all material respects with its covenants; (vii) no event having occurred that has had, or would reasonably likely to have, a Material Adverse Effect (as defined in the Verizon Merger Agreement) on the Company; (viii) receipt by the Company of an opinion from its tax counsel to the effect that the Merger will qualify as a “reorganization” for United States federal income tax purposes within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; (ix) receipt of approval for listing the Verizon Shares on the New York Stock Exchange and the NASDAQ Global Select Market, subject to official notice of issuance; and (x) the FCC consent referred to in clause (ii) of this paragraph having become a Final Order (as defined in the Verizon Merger Agreement).

The Company has made customary representations and warranties in the Verizon Merger Agreement. The Verizon Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Verizon Merger Agreement and the closing of the transactions contemplated under the Verizon Merger Agreement. The representations and warranties made by the Company are qualified by disclosures made in its disclosure schedules and Securities and Exchange Commission (“SEC”) filings. None of the representations and warranties in the Verizon Merger Agreement survive the closing of the transactions contemplated by the Verizon Merger Agreement.

The Verizon Merger Agreement contains certain termination rights for both the Company and Verizon including upon (i) an uncured breach by the other party which results in the failure of a closing condition, (ii) the failure to receive the approval of the Verizon Merger Agreement by the Company’s stockholders, and (iii) the Company’s Board changing its recommendation in favor of the Verizon Merger Agreement. The Verizon Merger Agreement further provides that, upon termination of the Verizon Merger Agreement, under certain circumstances following a change in recommendation by the Company in connection with its receipt of a superior proposal or due to an Intervening Event (as defined in the Verizon Merger Agreement), the Company may be required to pay Verizon a termination fee equal to $38 million. Either the Company or Verizon may terminate the Verizon Merger Agreement if the closing of the Merger has not occurred on or before February 12, 2018 (as it may be extended as provided below, the “Termination Date”); provided, however, that if regulatory approvals have not been obtained and all other conditions to closing have been satisfied or waived, the Termination Date will automatically be extended for an additional one hundred and eighty days. In addition, Verizon is required to pay the Company an aggregate amount equal to $85 million (the “Parent Termination Fee”) in the event that the Merger has not closed by the extended Termination Date, and all conditions to closing other than receipt of FCC consent or HSR approval (or expiration of the waiting period under the HSR) have been satisfied or waived. In the event that the Verizon Merger Agreement is terminated other than as a result of Verizon’s breach or under circumstances in which Verizon is required to pay the Parent Termination Fee, the Company will be required to pay Verizon an amount equal to the AT&T Termination Fee (as defined in the Verizon Merger Agreement) paid by Verizon on the Company’s behalf.

The Verizon Merger Agreement was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on May 11, 2017 to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Verizon or Merger Sub, or to modify or supplement any factual disclosures about the Company or Verizon in their public reports filed with the SEC. The Verizon Merger Agreement includes representations, warranties and covenants of the Company, Verizon and Merger Sub made solely for purposes of the Verizon Merger Agreement and which may be subject to important qualifications and limitations agreed to by the Company, Verizon and Merger Sub in connection with the negotiated terms of the Verizon Merger Agreement. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to the Company’s or Verizon’s SEC filings or may have been used for purposes of allocating risk among the Company, Verizon and Merger Sub rather than establishing matters as facts.

The foregoing summary of the Verizon Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Verizon Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on May 11, 2017, and is incorporated herein by reference.

In addition, Howard Jonas, who has the right to vote a majority of the voting power of the Company’s common stock has entered into a voting agreement with Verizon concurrently with the entry into the Verizon Merger Agreement (the “Voting Agreement”). The Voting Agreement provides that Mr. Jonas (holding his Class A shares through a trust) will vote his Class A shares in the Company in favor of the Merger and the other transactions contemplated in the Verizon Merger Agreement, on the terms and subject to the conditions set forth in the Voting Agreement. The Voting Agreement will terminate automatically upon the earliest to occur of (i) the effective time of the Merger, (ii) the valid termination of the Verizon Merger Agreement pursuant to Article VII thereof, (iii) a change of recommendation by the Board in the event of a Superior Proposal or Intervening Event, (iv) any change being made to the terms of the Verizon Merger Agreement that would terminate the Trust’s or Mr. Jonas’s obligation to vote in favor of the Merger (on the terms and subject to the conditions in the Verizon Merger Agreement) or (v) February 12, 2018. The Company is not a party to the Voting Agreement.

The foregoing summary of the Voting Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Voting Agreement, which is attached as Exhibit A to the Verizon Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on May 11, 2017 and is incorporated herein by reference.

On May 11, 2017, the Agreement and Plan of Merger, dated as of April 9, 2017, by and among the Company, AT&T Inc. and Switchback Merger Sub Inc. (the “AT&T Merger Agreement”) was terminated in its entirety by the Company pursuant to the terms and conditions of the AT&T Merger Agreement. Also on May 11, 2017, Verizon paid to AT&T, on behalf of the Company, the $38 million Company Termination Fee (as defined in the AT&T Merger Agreement) concurrently with the termination of the AT&T Merger Agreement pursuant to the terms and conditions thereof.

FCC Regulatory Enforcement

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

On January 11, 2017, the Company entered into a consent decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that the Company does not believe were material assets of the Company.

3.	Straight Path Spectrum will keep all of its 28 GHz spectrum licenses.

4.	The Company agreed to pay a $15 million civil penalty (the “Initial Civil Penalty”) in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If the Company sells its remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

5.	The Company agreed to submit to the FCC an application for approval of the sale of its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

6.	If the Company does not submit to the FCC an application for approval of a sale of its remaining spectrum licenses on or before January 11, 2018, the Company will pay an additional penalty of $85 million or surrender its remaining spectrum licenses.

The Consent Decree also bars the Company from entering into any new leases of its spectrum, which will limit our ability to increase our leasing revenue in the future. The first two installments totaling $8 million were paid and the remaining $7 million of the Initial Civil Penalty will be paid from the proceeds of the Loan Agreement discussed below.

On February 6, 2017, the Company entered into a Loan Agreement with a syndicate of investors (the “Lenders”) pursuant to which the Company borrowed $17.5 million (the “Loan Amount”). The loan matures on December 29, 2017. Interest accrues at a rate of 5% per annum until June 30, 2017 and then increases to a rate of 10% per annum. Other significant terms of the Loan Agreement include the following:

1.	$15 million of the Loan Amount was used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount is being used for general corporate purposes and working capital needs.

2.	The Lenders received warrants to purchase 252,161 shares of the Company’s Class B common stock with an aggregate exercise price equal to $7.5 million based on an exercise price of $34.70 per share. The exercise price was based on the weighted average trading price for the Class B common stock for the five trading days preceding the funding date. The warrants expire at the earlier of December 31, 2018 or a liquidation event (as defined). Warrants to purchase 147,682 shares of Class B common stock were exercised by the holders in the third quarter of Fiscal 2017.

3.	If any portion of the Loan Amount remains outstanding after June 30, 2017, the Lenders will receive additional warrants on a monthly basis with an aggregate exercise price equal to 10% (dropping to 7.5% in September 2017) of the then outstanding Loan Amount. The exercise price will be based on the weighted average trading price for the Class B common stock for the ten trading days preceding the warrant issue date.

4.	To the extent the warrants are held by a Lender at the time of exercise, the exercise price will be paid by the reduction of the outstanding Loan Amount. As of April 30, 2017, the Loan Amount was reduced by $5,125,000 as the result of the exercise of 147,682 warrants referred to above.

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

On July 14, 2016, the FCC adopted the UMFU Report and Order, which opens four millimeter-wave bands for flexible mobile and fixed wireless services. The rules apply to the LMDS A1 and 39 GHz bands, as well as the 37 GHz band and a new unlicensed band at 60 GHz (64.0-71.0 GHz). Among other things, the UMFU Report and Order changed the substantial service deadline for our 735 39 GHz licenses and 15 of our LMDS A1 licenses to June 1, 2024. For a further discussion, see Note 14 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report under the heading “FCC License Renewal.”

Straight Path is also participating in standard setting, namely through 3GPP, as a contributing member.

Innovation in Fixed Wireless Applications: Accelerating Point-to-Multipoint (“PMP”) Platform in 39 GHz

On September 11, 2015, Straight Path entered into an agreement with Cambridge Broadband Networks Ltd. (“CBNL”) to expedite production of a 39 GHz PMP radio (“PMP Radios”). Straight Path agreed to a $1,000,000 non-recurring engineering fee. The Company signed a purchase order to CBNL for the acquisition of 500 PMP Radios for $2,100,000 and has paid a deposit of $630,000.

In November 2016, the FCC approved CBNL’s 39 GHz VectaStar® 600 PMP Radios for commercial use in the U.S.

In December 2016, the Company and CBNL agreed to reduce the purchase order to 250 PMP Radios for $1,050,000. The Company received these PMP Radios in March 2017 and paid approximately $420,000 upon receipt.

Under the Verizon Merger Agreement, the Company has agreed to take certain actions intended to facilitate the consummation of the Merger, including but not limited to preparation of SEC filings, calling of stockholder meeting and the making of certain required regulatory filings. In addition, the Company must maintain its FCC licenses and comply with all regulatory requirements, including requirements under the Consent Decree. The Company will also be seeking to enter into definitive agreements and effectuate the previously disclosed settlement with IDT Corporation, including the transfer of the Company’s interest in Straight Path IP Group, subject to certain retained rights to proceeds from licensing and similar arrangement.

The Company has agreed with Verizon, except as provided in the Verizon Merger Agreement, to operate its business in the ordinary course and maintain its business, its licenses and relationships. However, the Company is restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, the Company will be focused on satisfying the conditions to the completion of the Merger and will not be seeking to expand its leasing or other Spectrum business operations.

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

Recent Activity Related to Straight Path IP Group

On April 9, 2017, the Company and IDT entered into a binding term sheet (the “Term Sheet”), providing for the settlement and mutual release of the potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). Pursuant to the Term Sheet, in exchange for the Mutual Release, IDT will pay the Company $16 million, the Company will transfer to IDT its ownership interest in Straight Path IP Group, and stockholders of the Company will receive 22 percent of net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the merger of the Company with Verizon). As of the date of the filing of this report, the provisions under the Term Sheet have not been consummated. As such, the assets and liabilities of Straight Path IP Group have been classified as assets held for sale and liabilities held for sale on the consolidated balance sheet.

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

Following the favorable CAFC decision, the PTAB denied pending petitions for inter partes review (“IPR”) of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners have appealed to the CAFC, and oral argument was held on June 5, 2017.

In civil actions pending in federal district courts for the Eastern District of Virginia and Eastern District of Texas, Straight Path IP Group has requested that the courts lift the stays previously put in place pending the outcome of the IPRs. The Eastern District of Virginia denied the request and continued the stay pending a decision on the CAFC appeal. The Eastern District of Texas has not yet ruled. Straight Path IP Group has filed a complaint for patent infringement against several Verizon affiliates in the U.S. District Court for the Southern District of New York, but the court granted Verizon’s motion to stay the litigation pending the outcome of the CAFC appeal. Straight Path IP Group has also filed complaints in the U.S. District Court for the Northern District of California against Apple, Inc., Avaya Inc., and Cisco Systems, Inc. Discovery is underway in the Apple and Cisco actions. Avaya Inc. recently filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On May 2, 2017, Straight Path IP Group filed a proof of claim in the Avaya bankruptcy proceeding.

For further discussion of these actions and other legal proceedings, please see Note 14 to the Consolidated Financial Statements in Part I of this Quarterly Report.

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

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial registration statement, July 31, 2018, or such earlier time that we are no longer an emerging growth company and, if we do, the information that we provide stockholders may be different than you might receive from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates as of the end of our second fiscal quarter (which was not the case in respect of Fiscal 2017), or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Three and Nine Months Ended April 30, 2017 (“Fiscal 2017”) Compared to Three and Nine Months Ended April 30, 2016 (“Fiscal 2016”)

Consolidated

	Three Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$167	$219	$(52)
Direct cost of revenues	32	88	(56)
Research and development	144	505	(361)
Selling, general and administrative	3,996	1,528	2,468
Civil penalty – FCC consent decree	-	-	-
Stockholder settlement	-	-	-
Loss from operations	(4,005)	(1,902)	(2,103)
Interest expense	(2,195)	-	(2,195)
Interest and other income	7	13	(6)
Loss before income tax benefits (income taxes)	(6,193)	(1,889)	(4,304)
Provision for income tax benefits (income taxes)	(3)	25	(28)
Net loss	(6,196)	(1,864)	(4,332)
Net loss attributable to noncontrolling interests	203	19	184
Net loss attributable to Straight Path Communications Inc.	$(5,993)	$(1,845)	$(4,148)

	Nine Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$491	$2,034	$(1,543)
Direct cost of revenues	99	883	(784)
Research and development	433	879	(446)
Selling, general and administrative	11,827	5,486	6,341
Civil penalty – FCC consent decree	15,000	-	15,000
Stockholder settlement	7,200	-	7,200
Loss from operations	(34,068)	(5,214)	(28,854)
Interest expense	(2,195)	-	(2,195)
Interest and other income	42	423	(381)
Loss before income tax benefits (income taxes)	(36,221)	(4,791)	(31,430)
Provision for income tax benefits (income taxes)	(10)	19	(29)
Net loss	(36,231)	(4,772)	(31,459)
Net loss attributable to noncontrolling interests	682	269	413
Net loss attributable to Straight Path Communications Inc.	$(35,549)	$(4,503)	$(31,046)

Revenues. Revenues generated by Straight Path Spectrum were $167,000 and $491,000 in the three and nine months of Fiscal 2017, respectively, and $122,000 and $339,000 in the three and nine months of Fiscal 2016, respectively. Revenues increased in Fiscal 2017 as the result of the leasing of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits the Company from entering into new spectrum leases.

No revenues were generated by Straight Path IP Group in Fiscal 2017 because no new licenses or settlements were entered into and the revenue from prior licenses were fully realized in prior periods due to the expiration of the licensed patents. Revenues generated were $97,000 and $1.7 million in the three and nine months of Fiscal 2016, respectively. Primarily all of the revenues were recognized as of September 30, 2015.

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

Stock-based compensation is included in selling, general and administrative expense and, with respect to restricted stock granted, amounted to approximately $901,000 and $605,000 for the three months of Fiscal 2017 and 2016, respectively, and approximately $5,188,000 and $2,191,000 for the nine months of Fiscal 2017 and 2016, respectively. As of April 30, 2017, there was approximately $8,357,000 of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2017 - $973,000, Fiscal 2018 - $3,496,000, Fiscal 2019 - $2,704,000, Fiscal 2020 - $1,121,000 and Fiscal 2021 - $63,000.

Stock-based compensation expense related to the options issued in June 2016 is included in selling, general and administrative and amounted to approximately $97,000 and $290,000 for the three and nine months of Fiscal 2017, respectively.

Civil penalty – FCC Consent Decree. As discussed above, the Company signed the Consent Decree with the FCC on January 11, 2017. The Company incurred a $15 million civil penalty to be paid over a nine-month period. The Company recorded the penalty in January 2017. For a further discussion, see Note 14 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report under the heading Regulatory Enforcement.

Stockholder settlement. As discussed above, On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Additional Payment was recorded by the Company in January 2017. For a further discussion, see Note 14 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report under the heading Putative Class Action and Shareholder Derivative Action.

Interest and other income. Interest and other income in the three months of Fiscal 2017 consisted of interest expense of $194,000, amortization of debt discounts of $2,001,000 and interest income of $7,000. Interest and other income in the nine months of Fiscal 2017 consisted of interest expense of $194,000, amortization of debt discounts of $2,001,000, the reversal of prior period accruals of $22,000 and interest income of $20,000. Interest expense and the amortization of debt discounts relate to the Loan Agreement. For a further discussion, see Note 7 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

Interest and other income in the three months of Fiscal 2016 consisted of interest income of $10,000 and other income of $3,000. Interest and other income for the nine months of Fiscal 2016 included the reversal of prior period accruals of $390,000, interest income of $30,000 and other income of $3,000.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2017 and Fiscal 2016 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both April 30, 2017 and 2016.

The provision in Fiscal 2017 and Fiscal 2016 represents state income taxes.

Net loss attributable to noncontrolling interests. The change in net loss attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in the Fiscal 2017 periods compared to the loss in Fiscal 2016.

Straight Path Spectrum Segment

	Three Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$167	$122	$45
Direct cost of revenues	32	56	(24)
Research and development	-	400	(400)
Selling, general and administrative	2,818	974	1,844
Loss from operations before FCC consent decree and stockholder settlement	$(2,683)	$(1,308)	$(1,375)

	Nine Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$491	$339	$152
Direct cost of revenues	99	69	30
Research and development	-	700	(700)
Selling, general and administrative	8,365	2,054	6,311
Loss from operations before FCC consent decree and stockholder settlement	$(7,973)	$(2,484)	$(5,489)

Revenues. Revenues generated by Straight Path Spectrum were $167,000 and $491,000 in the three and nine months of Fiscal 2017, respectively, and $122,000 and $339,000 in the three and nine months of Fiscal 2016, respectively. Revenues increased in Fiscal 2017 as the result of the leasing of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits the Company from entering into new spectrum leases.

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs.

Research and development. Research and development in Fiscal 2016 consisted primarily of expenses related to an agreement to expedite production of a PMP Radio for a total fee of $1,000,000. For the three and nine months in Fiscal 2016, expenses recognized under the agreement totaled $400,000 and $700,000.

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

Straight Path IP Group Segment

	Three Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$97	$(97)
Direct cost of revenues	-	32	(32)
Research and development	-	-	-
Selling, general and administrative	881	225	656
Loss from operations before FCC consent decree and stockholder settlement	$(881)	$(160)	$(721)

	Nine Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$1,695	$(1,695)
Direct cost of revenues	-	814	(814)
Research and development	-	-	-
Selling, general and administrative	2,612	3,054	(442)
Loss from operations before FCC consent decree and stockholder settlement	$(2,612)	$(2,173)	$(439)

Revenues.  We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions were settled and we had entered into licensing arrangements with the former defendants. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $1.7 million in Fiscal 2016. The gross payments under settlement and licensing agreements that had been secured since the Company’s Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of October 31, 2015, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term (which was over the remaining life of the covered patents), and had been allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. All of the revenue from these settlements has been recognized as of September 30, 2015.

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against various defendants were stayed or dismissed without prejudice. In light of the favorable outcome on appeal and the favorable PTAB rulings in the related IPR proceedings, Straight Path IP Group has re-commenced four civil actions (one of which has been stayed and one of which is subject to a bankruptcy proceeding) and has requested to lift the stays in two other actions (one request was denied). For further discussion of these actions, please see Note 14 to the Consolidated Financial Statements in Part I of this Quarterly Report.

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

Straight Path Venture Segment

	Three Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	144	105	39
Selling, general and administrative	297	329	(32)
Loss from operations before FCC decree and stockholder settlement	$(441)	$(434)	$(7)

	Nine Months Ended
	April 30,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	433	179	254
Selling, general and administrative	850	378	472
Loss from operations before FCC decree and stockholder settlement	$(1,283)	$(557)	$(726)

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

Liquidity and Capital Resources

General

Historically, we have primarily satisfied our cash requirements through the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off. Since that time, we have satisfied our cash requirements through Straight Path IP Group’s settlement and licensing agreements and Straight Path Spectrum’s revenue from spectrum leases. In February 2017, the Company borrowed $17.5 million pursuant to a loan agreement with a syndicate of investors (the “Lenders”). For a further discussion, see Note 7 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report. We currently expect that our cash and cash equivalents on-hand at April 30, 2017 and the proceeds to be received upon consummation of the transaction contemplated by the Term Sheet with IDT will be sufficient to meet our anticipated cash requirements during the twelve months ending April 30, 2018.

As discussed above, the Company signed a Consent Decree with the FCC and incurred an Initial Civil Penalty of $15 million which is being paid in four installments through October 11, 2017 unless the Company sells its spectrum licenses before such date, in which case any remaining payment would be paid upon the closing of such sale. To fund the payments of the Initial Civil Penalty, the Company entered into the Loan Agreement with the Lenders pursuant to which the Company borrowed the $17.5 million, which matures on December 29, 2017. $15 million of the Loan Amount was used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount is being used for general corporate purposes and working capital needs. The first two installments totaling $8 million were paid. The Company expects to repay the Loan Amount through a combination of exercise of warrants issued to the Lenders and other possible funding sources.

As discussed above, on March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al. No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by the Company.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell the Company’s spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that the Company pays the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid. The Additional Payment will be paid by Verizon on behalf of the Company if the Merger Agreement with Verizon is consummated. In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

As of April 30, 2017, we had cash and cash equivalents of $14.6 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For Fiscal 2016 and through the date of the filing of this report, no payments were made by IDT pursuant to this obligation. As discussed above, on April 9, 2017, the Company and IDT entered into the Term Sheet providing for the settlement and mutual release of certain potential indemnification claims asserted by each of the Company and IDT and for the sale to IDT of the Company’s ownership interest in Straight Path IP Group, in exchange for payment from IDT to the Company of $16 million and a 22 percent interest in the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the merger of the Company with Verizon). The Company currently anticipates that the transaction contemplated by the Term Sheet will be consummated in the fourth quarter of Fiscal 2017. For further discussion, please see Note 3 to the Consolidated Financial Statements in Part I of this Quarterly Report.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing, or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $19,000 and $6,000 was incurred to the Former SPSI CEO for this obligation for the three months ended April 30, 2017 and 2016, respectively, and approximately $58,000 and $36,000 for the nine months ended April 30, 2017 and 2016, respectively. If the Merger is consummated, Verizon will pay approximately $3 million to the Former SPSI CEO in satisfaction of this obligation of the Company. For further discussion, see Note 2 to the Consolidated Financial Statements in Part I of this Quarterly Report.

In addition, the Company estimates that it will incur various other fees and expenses in connection with the Merger, which will be paid by Verizon on the Company’s behalf. For further discussion, see Note 2 to the Consolidated Financial Statements in Part I of this Quarterly Report.

Operating Activities

Cash flows used in operating activities in Fiscal 2017 totaled approximately $10.3 million and was used to fund the loss for the period.

Investing Activities

Cash flows used in investing activities in Fiscal 2017 totaled approximately $3.9 million. The Company incurred costs of approximately $2.86 million related to the Verizon Merger Agreement and approximately $1.05 million for the sale of Straight Path IP Group to IDT. These costs will be offset against the gain/(loss) recognized on the consummation of each respective transaction.

Financing Activities

Cash flows provided by financing activities in Fiscal 2017 totaled approximately $17.4 million. In February 2017, the Company borrowed $17.5 million, primarily to fund the payment of the Initial Civil Penalty under the FCC Consent Decree. The Company incurred costs of approximately $80,000 to obtain the loan agreement. In addition, the Company received $8,000 received for the exercise of stock options.

We do not anticipate paying dividends on our common stock for the foreseeable future. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Contractual Obligations and Other Commercial Commitments

There are no material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any liabilities arising or related to the period prior to the Spin-Off. As discussed above, on April 9, 2017, the Company and IDT entered into the Term Sheet providing for the settlement and mutual release of certain potential indemnification claims asserted by each of the Company and IDT and for the sale to IDT of the Company’s ownership interest in Straight Path IP Group, in exchange for payment from IDT to the Company of $16 million and a 22 percent interest in the net proceeds, if any, received by Straight Path IP Group from any license, transfer or assignment of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the merger of the Company with Verizon). As of the date of the filing of this report, the provisions under the Term Sheet have not been consummated. As such, the assets and liabilities of Straight Path IP Group have been classified as assets held for sale and liabilities held for sale on the consolidated balance sheet. For further discussion, please see Note 3 to the Consolidated Financial Statements in Part I of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The Company is not exposed to economic risk from foreign exchange rates, interest rates, credit risk, equity prices or commodity prices for the following reasons:

1.	All of the Company’s transactions are in US dollars.

2.	The Company’s only outstanding debt has a fixed contractual interest rate of 5% through June 30, 2017 and 10% from July 1, 2017 until the debt is fully repaid.

3.	The Company does not own any marketable securities.

4.	The Company does not purchase any commodities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 14 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no material changes to the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2016.

The FCC may cancel or revoke our licenses for certain past or future violations of the FCC’s rules, or for our failure to comply with the Consent Decree, which could limit our operations and growth.

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

As discussed in this Quarterly Report, we entered into a Consent Decree with the FCC settling the previously disclosed FCC investigation regarding our spectrum licenses. For further discussion of the Consent Decree, please see the heading “FCC Regulatory Enforcement” in Item 2 of Part I of this Quarterly Report. If the FCC were to conclude that we have not complied with the Consent Decree or its rules, it may impose additional fines and/or additional reporting or operational requirements, condition or revoke our remaining spectrum licenses, and/or take other action. If the FCC were to revoke a significant portion of our remaining spectrum licenses or impose material conditions on the use of our licenses, it could have a material adverse effect on the value of our spectrum licenses and our ability to generate revenues from utilization or sale of our spectrum assets.

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

There are risks and uncertainties associated with the Verizon Merger Agreement.

There are risks and uncertainties associated with our proposed Merger with Verizon. For example, the Merger may not be consummated, or may not be consummated as currently anticipated as a result of various factors, including but not limited to the failure to satisfy the closing conditions set forth in the Verizon Merger Agreement. Under certain circumstances, if the Verizon Merger Agreement is terminated, we may be required to pay a termination fee of $38 million to Verizon and reimburse Verizon for the payment of the AT&T Termination Fee (as defined in the Verizon Merger Agreement).

The Verizon Merger Agreement also restricts us from engaging in certain actions and taking certain actions without Verizon’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

The Verizon Merger Agreement and the Consent Decree with the FCC subject us to restrictions on our business activities.

The Verizon Merger Agreement subjects us to restrictions on our business activities and generally obligates us to generally operate our businesses in all material respects in the ordinary course. These restrictions could have an adverse effect on our results of operations, cash flows and financial position and even may make it difficult or impossible to relaunch our operations in the event the Verizon Merger Agreement is terminated. Moreover, the Consent Decree with the FCC also bars the Company from entering into any new leases of its spectrum, which will limit our ability to increase our leasing revenue in the future in the event the Verizon Merger Agreement is terminated.

Completion of the Merger is subject to the conditions contained in the Verizon Merger Agreement, and if these conditions are not satisfied or waived, the Merger will not be completed.

Our obligations and the obligations of Verizon to complete the Merger are subject to the satisfaction or waiver of a number of conditions, including the receipt of various regulatory approvals. For a more complete summary of the required regulatory approvals and the conditions to the completion of the Merger, please review the Verizon Merger Agreement in its entirety, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017.

Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to February 12, 2018, which date will automatically be extended another one hundred and eighty (180) days under certain circumstances, it is possible that the Verizon Merger Agreement will be terminated. Although we and Verizon have agreed in the Verizon Merger Agreement to use reasonable best efforts, subject to certain limitations, to satisfy certain of the conditions to the Merger, these and other conditions to the completion of the Merger may not be satisfied. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed. See the risk factor below titled “Failure to complete the Merger could negatively affect our stock price, future business and financial results.”

In order to complete the Merger, Verizon and the Company must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.

Although Verizon and the Company have agreed in the Verizon Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act clearance”) and receipt of all necessary consents from the FCC (the “FCC consent”), as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated early or that the relevant approvals will be obtained. In addition, the governmental authorities that provide these approvals have broad discretion in administering the governing regulations. As a condition to approving the Merger or related transactions, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of Verizon’s business after completion of the Merger. To the extent necessary to obtain the FCC consent and any other consent from any governmental entity, including HSR Act clearance, required to consummate the Merger and the other transactions contemplated by the Verizon Merger Agreement, Verizon has agreed to take certain specified actions involving Verizon and its subsidiaries (including the surviving corporation after the closing date of the Merger) and the Company and its subsidiaries, which include disposing of, divesting, transferring or licensing certain spectrum and related assets, and Verizon and its subsidiaries will take other actions that are in the aggregate de minimis. Except as set forth in the foregoing sentence, Verizon’s and the Company’s respective obligations to use reasonable best efforts to obtain all regulatory approvals required to complete the Merger do not require Verizon and its affiliates and subsidiaries (including Straight Path and its subsidiaries following the effective time) to consent to an Adverse Regulatory Condition (as defined in the Verizon Merger Agreement). There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, Verizon’s businesses and results of operations after completion of the Merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.

The Verizon Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company.

The Verizon Merger Agreement contains “no shop” provisions that, subject to certain exceptions, restrict the Company’s ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of its stock or assets. In addition, before the Company’s board of directors withdraws, qualifies or modifies its recommendation of the Merger with Verizon or terminates the Verizon Merger Agreement to enter into a third-party acquisition proposal, Verizon generally has an opportunity to offer to modify the terms of the Merger. In some circumstances, upon termination of the Verizon Merger Agreement, the Company will be required to pay a termination fee of $38 million and repay the AT&T Termination Fee (as defined in the Verizon Merger Agreement), which Verizon paid to AT&T on behalf of the Company.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might otherwise result in a potential third-party acquiror proposing to pay a lower price to the Company’s stockholders than it might otherwise have proposed to pay because of the added expense of $38 million termination fee and repayment of the AT&T Termination Fee that may become payable in certain circumstances.

If the Verizon Merger Agreement is terminated and the Company decides to seek another business combination, it may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Verizon Merger Agreement.

Failure to complete the merger could negatively impact the Company’s ability to comply with the FCC Consent Decree.

As previously disclosed, the Company is currently subject to the Consent Decree, pursuant to which the Company is required to pay $15 million in installments over a nine-month period ending October 12, 2017 and, if the Company does not submit applications to the FCC seeking consent to the sale of its remaining spectrum licenses by January 12, 2018, the Company will be obligated to pay an additional $85 million to the FCC or surrender the Company’s remaining spectrum licenses. The Company believes that, if consummated, the Merger would satisfy this requirement under the Consent Decree. However, if the Merger is not completed for any reason, including as a result of the Company’s stockholders failing to adopt the Verizon Merger Agreement, there is no guarantee that the Company will be able to otherwise sell its remaining spectrum licenses by January 12, 2018. If the Merger is not completed for any reason and the Company does not submit applications to the FCC seeking consent to the sale of its remaining spectrum licenses to an alternate acquiror by January 12, 2018, there is no guarantee that the FCC would not seek to require the Company to pay the $85 million penalty or seek the forfeiture of the Company’s remaining spectrum licenses. If the penalty is imposed by the FCC, there is no guarantee that the Company will be able to obtain sufficient financing to pay the additional $85 million or repay the $17.5 million loan from the syndicate of investors, led by CF Special Situation Fund I, LP. A failure by the Company to comply with these requirements could lead to a default by the Company under the Consent Decree, loss of the Company’s remaining spectrum licenses and will have a material adverse effect on the Company’s financial condition or results of operations.

Failure to complete the Merger could negatively affect our stock price and our future business and financial results.

If the Merger is not completed for any reason, including as a result of failing to obtain various regulatory approvals, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the Merger, we could be subject to a number of negative consequences, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

●	we may experience negative reactions from our customers and suppliers, or negative publicity generally;

●	we may experience negative reactions from other potential acquirors which could materially reduce the value of the Company;

●	we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;

●	we will have incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover;

●	the Verizon Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, the waiver of which is subject to the consent of Verizon (not to be unreasonably withheld, conditioned, or delayed), which may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that may be beneficial to us; and

●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may be beneficial to us as an independent company.

Pursuant to the FCC Consent Decree, any subsequent sale(s) of the Company’s remaining 39 GHz and 28 GHz spectrum licenses would be subject to the requirement to pay the FCC 20% of the proceeds from such the sale(s). In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Verizon Merger Agreement. If the Merger is not completed, any of these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, dated as of May 11, 2017, by and among Straight Path Communications Inc., a Delaware corporation, Verizon Communications Inc., a Delaware corporation and Waves Merger Sub I, Inc., a Delaware corporation

3.1 (2)	Amendment to By-Laws of Straight Path Communications Inc.

10.1 (3)	Consent Decree between the Registrant, Straight Path Spectrum, LLC and the Federal Communications Commission dated January 11, 2017.

10.2 (4)	Loan Agreement between the Registrant and each Lender named on Schedule A thereto, dated February 6, 2017.

10.3 (5)	Term Sheet, dated April 9, 2017, relating to the settlement of claims between Straight Path Communications Inc. and IDT Corporation.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed or furnished herewith.

(1)     Incorporated by reference to the Company’s Form 8-K filed May 11, 2017.

(2)     Incorporated by reference to the Company’s Form 8-K filed April 13, 2017.

(3)     Incorporated by reference to the Company’s Form 8-K filed January 12, 2017.

(4)     Incorporated by reference to the Company’s Form 8-K filed February 7, 2017.

(5)     Incorporated by reference to the Company’s Form 8-K filed April 10, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

June 9, 2017	By:	/s/ DAVIDI JONAS
Davidi Jonas Chief Executive Officer

June 9, 2017	By:	/s/ JONATHAN RAND
Jonathan Rand Chief Financial Officer

