Form 10-K
period 2017-07-31
Straight Path Communications Inc.
filed 2017-10-10
CIK 1574460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2017,

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

(804) 433-1522

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share	NYSE American

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $35.04 per share, as reported on the NYSE American, was approximately $111,832,000.

As of October 10, 2017, the registrant had outstanding 787,163 shares of Class A common stock and 11,948,705 shares of Class B common stock. Excluded from these numbers are 39,693 shares of Class B common stock held in treasury by Straight Path Communications Inc.

DOCUMENTS INCORPORATED BY REFERENCE

●	The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held February 6, 2018, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Straight Path Communications Inc.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Straight Path Communications,” “SPCI,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, Fiscal 2017 refers to the fiscal year ended July 31, 2017).

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

Financial information by segment is presented below in Note 14 to our Consolidated Financial Statements in this Annual Report.

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

On April 9, 2017, we and IDT entered into a binding term sheet (the “IDT Term Sheet”), providing for the settlement and mutual release of the potential indemnification claims asserted by each of the us and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the Federal Communications Commission (the “FCC”), and the sale of our interest in Straight Path IP Group to IDT. See the discussion below.

Straight Path Spectrum

Verizon Merger Agreement

On May 11, 2017, we entered into an Agreement and Plan of Merger (“the Verizon Merger Agreement”) with Verizon Communications, Inc. (“Verizon”), a Delaware corporation, and Waves Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Verizon (“Merger Sub”). Pursuant to the Verizon Merger Agreement, among other things, Merger Sub will be merged with and into the Company (the “Merger”) with the Company being the surviving corporation of the Merger.

At the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.01 per share, of the Company and each share of Class B common stock, par value $0.01 per share, of the Company (collectively, the “Shares”) issued and outstanding immediately prior to the Effective Time (other than Shares owned by Verizon, Merger Sub or any other direct or indirect subsidiary of Verizon, and Shares owned by us or any our direct or indirect subsidiaries, and in each case not held on behalf of third parties) will be converted into the right to receive a number of validly issued, fully paid in and nonassessable shares of common stock of Verizon (“Verizon Shares”) equal to the quotient determined by dividing $184.00 by the five (5)-day volume-weighted average per share price ending on the second full trading day prior to the Effective Time, rounded to two decimal points, of Verizon Shares on the New York Stock Exchange (the “Verizon Share Value”) and rounded to the nearest ten-thousandth of a share (collectively and in the aggregate, the “Merger Consideration”). It is our intention that (i) the Merger shall qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Treasury regulations promulgated thereunder, and (ii) the Verizon Merger Agreement shall constitute a plan of reorganization within the meaning of Treasury Regulation Section 1.368-2(g), as noted in the Verizon Merger Agreement.

Our board of directors (the “Board”) has unanimously approved the Verizon Merger Agreement and determined that the Verizon Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, the Company and our stockholders, and recommended that our stockholders approve the Verizon Merger Agreement.

We agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to participate in any discussions concerning, or provide non-public information in connection with, any unsolicited acquisition proposals.

On August 2, 2017, we held a special meeting of our stockholders to vote on a proposal to adopt the Verizon Merger Agreement. At such meeting, the proposal to adopt the Verizon Merger Agreement was approved with 89% of the votes entitled to be cast at the special meeting voting; and of the votes cast, approximately 99% of the votes cast in favor of the proposal to adopt the Verizon Merger Agreement. That approval terminated the Board’s ability to consider unsolicited acquisition proposals, change its recommendation of the Merger, and terminate the Verizon Merger Agreement in connection therewith.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including:

(i) receipt of regulatory approvals, including receipt of consent to the Merger from the FCC and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”); (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Verizon Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the Merger; (iv) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; (v) continued compliance by each party in all material respects with its covenants; (vi) no event having occurred that has had, or would reasonably likely to have, a Material Adverse Effect (as defined in the Verizon Merger Agreement) on us; (vii) receipt by us an opinion from its tax counsel to the effect that the Merger will qualify as a “reorganization” for United States federal income tax purposes within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; (viii) receipt of approval for listing the Verizon Shares on the New York Stock Exchange and the NASDAQ Global Select Market, subject to official notice of issuance; and (ix) the FCC consent referred to in clause (ii) of this paragraph having become a Final Order (as defined in the Verizon Merger Agreement).

We and Verizon filed notification and report forms under the HSR Act with the Federal Trade Commission and the Antitrust Division of the Department of Justice on May 19, 2017. The HSR Act waiting period expired on June 19, 2017, and the condition for HSR Act clearance was satisfied.

On June 1, 2017, we and Verizon submitted applications to the FCC seeking consent to transfer control of our spectrum licenses to Verizon. For further discussion, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

We have made customary representations and warranties in the Verizon Merger Agreement. The Verizon Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of our business between the date of the signing of the Verizon Merger Agreement and the closing of the transactions contemplated under the Verizon Merger Agreement. The representations and warranties made by us are qualified by disclosures made in our disclosure schedules and Securities and Exchange Commission (“SEC”) filings. None of the representations and warranties in the Verizon Merger Agreement survive the closing of the transactions contemplated by the Verizon Merger Agreement.

The Verizon Merger Agreement contains certain termination rights for both us and Verizon including upon (i) an uncured breach by the other party which results in the failure of a closing condition, (ii) the failure to receive the approval of the Verizon Merger Agreement by our stockholders, and (iii) our Board changing its recommendation in favor of the Verizon Merger Agreement. The Verizon Merger Agreement further provides that, upon termination of the Verizon Merger Agreement, under certain circumstances following a change in recommendation by us in connection with our receipt of a superior proposal or due to an Intervening Event (as defined in the Verizon Merger Agreement), we may be required to pay Verizon a termination fee equal to $38 million. As a result of the adoption of the Verizon Merger Agreement at the special meeting of our stockholders on August 2, 2017, we never owed the termination fee to Verizon. Either we or Verizon may terminate the Verizon Merger Agreement if the closing of the Merger has not occurred on or before February 12, 2018 (as it may be extended as provided below, the “Termination Date”); provided, however, that if regulatory approvals have not been obtained and all other conditions to closing have been satisfied or waived, the Termination Date will automatically be extended for an additional one hundred and eighty days. In addition, Verizon is required to pay us an aggregate amount equal to $85 million (the “Parent Termination Fee”) in the event that the Merger has not closed by the extended Termination Date, and all conditions to closing other than receipt of FCC consent or HSR approval (or expiration of the waiting period under the HSR) have been satisfied or waived. In the event that the Verizon Merger Agreement is terminated other than as a result of Verizon’s breach or under circumstances in which Verizon is required to pay the Parent Termination Fee, we will be required to pay Verizon an amount equal to the AT&T Termination Fee (as defined in the Verizon Merger Agreement) paid by Verizon on our behalf.

The Verizon Merger Agreement was attached as Exhibit 2.1 to the Form 8-K filed by us with the SEC on May 11, 2017 to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about us, Verizon or Merger Sub, or to modify or supplement any factual disclosures about us or Verizon in their public reports filed with the SEC. The Verizon Merger Agreement includes representations, warranties and covenants of us, Verizon and Merger Sub made solely for purposes of the Verizon Merger Agreement and which may be subject to important qualifications and limitations agreed to by us, Verizon and Merger Sub in connection with the negotiated terms of the Verizon Merger Agreement. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to our or Verizon’s SEC filings or may have been used for purposes of allocating risk among the us, Verizon and Merger Sub rather than establishing matters as facts.

The foregoing summary of the Verizon Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Verizon Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed by us with the SEC on May 11, 2017, and is incorporated herein by reference.

In addition, Howard Jonas, who has the right to vote a majority of the voting power of our common stock entered into a voting agreement with Verizon concurrently with the entry into the Verizon Merger Agreement (the “Voting Agreement”). The Voting Agreement provides that Mr. Jonas (holding his Class A shares through a trust) will vote his Class A shares in the Company in favor of the Merger and the other transactions contemplated in the Verizon Merger Agreement, on the terms and subject to the conditions set forth in the Voting Agreement. The Voting Agreement will terminate automatically upon the earliest to occur of (i) the effective time of the Merger, (ii) the valid termination of the Verizon Merger Agreement pursuant to Article VII thereof, (iii) a change of recommendation by the Board in the event of a Superior Proposal or Intervening Event, (iv) any change being made to the terms of the Verizon Merger Agreement that would terminate the Trust’s or Mr. Jonas’s obligation to vote in favor of the Merger (on the terms and subject to the conditions in the Verizon Merger Agreement) or (v) February 12, 2018. We are not a party to the Voting Agreement. At the special meeting held on August 2, 2017, Mr. Jonas voted his shares in the Company in favor of the Merger.

The foregoing summary of the Voting Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Voting Agreement, which is attached as Exhibit A to the Verizon Merger Agreement, which was attached as Exhibit 2.1 to the Form 8-K filed by us with the SEC on May 11, 2017 and is incorporated herein by reference.

On May 11, 2017, the Agreement and Plan of Merger, dated as of April 9, 2017, by and among the Company, AT&T Inc. and Switchback Merger Sub Inc. (the “AT&T Merger Agreement”) was terminated in its entirety by us pursuant to the terms and conditions of the AT&T Merger Agreement. Also on May 11, 2017, Verizon paid to AT&T, on our behalf, the $38 million Company Termination Fee (as defined in the AT&T Merger Agreement) concurrently with the termination of the AT&T Merger Agreement pursuant to the terms and conditions thereof.

Under the Verizon Merger Agreement, we have agreed to take certain actions intended to facilitate the consummation of the Merger, including but not limited to preparation of SEC filings, calling of stockholder meeting and the making of certain required regulatory filings. In addition, we must maintain our FCC licenses and comply with all regulatory requirements, including requirements under a consent decree with the FCC (see discussion below). We will also be seeking to enter into definitive agreements and effectuate the previously disclosed settlement with IDT, including the transfer of our interest in Straight Path IP Group, subject to certain retained rights to proceeds from licensing and similar arrangement.

We have agreed with Verizon, except as provided in the Verizon Merger Agreement, to operate its business in the ordinary course and maintain its business, its licenses and relationships. However, we are restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, we will be focused on satisfying the conditions to the completion of the Merger and will not be seeking to expand its leasing or other Spectrum business operations.

FCC Regulatory Enforcement

On January 11, 2017, we entered into a consent decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that the we do not believe were material assets of the Company.

3.	Straight Path Spectrum will keep all of its 28 GHz spectrum licenses.

4.	Straight Path Spectrum is barred from entering into any new leases of its spectrum.

5.	We agreed to pay a $15 million civil penalty (the “Initial Civil Penalty”) in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If we sell our remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

6.	We agreed to submit to the FCC an application for approval of the sale of its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

7.	If we do not submit to the FCC an application for approval of a sale of its remaining spectrum licenses on or before January 11, 2018, we will pay an additional penalty of $85 million or surrender our remaining spectrum licenses.

As the Consent Decree bars us from entering into any new leases of our spectrum, this will limit our ability to increase our leasing revenue in the future. The first three installments totaling $11.5 million were paid and the remaining $3.5 million of the Initial Civil Penalty will be paid from the proceeds of a loan agreement discussed below.

Loan Agreement

On February 6, 2017, we entered into a loan agreement (“Loan Agreement”) with a syndicate of investors (the “Lenders”) pursuant to which we borrowed $17.5 million (the “Loan Amount”). The loan matures on December 29, 2017. Interest accrued at a rate of 5% per annum through June 30, 2017 and then increased to a rate of 10% per annum. Other significant terms of the Loan Agreement include the following:

1.	$15 million of the Loan Amount is to be used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount is being used for general corporate purposes and working capital needs.

2.	Upon funding the Loan Amount, the Lenders received warrants to purchase 252,161 shares of our Class B common stock with an aggregate value equal to $7.5 million based on an exercise price of $34.70 per share. The exercise price was based on the weighted average trading price for the Class B common stock for the five trading days preceding the funding date. The warrants expire at the earlier of December 31, 2018 or a liquidation event (as defined). Warrants to purchase 147,682 shares of Class B common stock were exercised by the holders in the third quarter of Fiscal 2017.

3.

From and after June 30, 2017, the Lenders are entitled to receive additional warrants on a monthly basis with an aggregate exercise price equal to 7.5% (the rate was 10% for July 2017 and August 2017) of the then outstanding Loan Amount. The exercise price for such warrants is based on the weighted average trading price for the Class B common stock for the ten trading days preceding the warrant issue date. Under this provision, the Lenders received the following warrants:

a.    On July 3, 2017, the Lenders received warrants to purchase 6,899 shares of our Class B common stock with an exercise price of $179.62 per share.

b.    On August 1, 2017, the Lenders received warrants to purchase 6,911 shares of our Class B common stock with an exercise price of $179.26 per share.

c.    On September 1, 2017, the Lenders received warrants to purchase 5,188 shares of our Class B common stock with an exercise price of $179.18 per share.

d.    On October 2, 2017, the Lenders received warrants to purchase 5,143 shares of our Class B common stock with an exercise price of $180.48 per share.

4.	To the extent the warrants are held by a Lender at the time of exercise, the exercise price will be paid by the reduction of the outstanding Loan Amount. As of July 31, 2017, the Loan Amount was reduced by $5,125,000 as the result of the exercise of 147,682 warrants received by the Lenders upon making the loan. There were no additional warrant exercises for the period from August 1, 2017 to the date of the filing of this report.

5.	The Loan Agreement is secured by a first priority security interest in primarily all of the assets of the Company.

The outstanding Loan Balance as of October 10, 2017 was $12,375,435.

Settlement with IDT

On April 9, 2017, we and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of the potential indemnification claims asserted by each of us and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”), and the sale of our interest in Straight Path IP Group to IDT. As of the date of the filing of this report, the parties have not yet consummated the settlement agreement and mutual release contemplated by the IDT Term Sheet. The definitive settlement agreement is under negotiation. For further discussion, please see Note 3 to the Consolidated Financial Statements in this Annual Report – Settlement of Claims with IDT and Sale of Straight Path IP Group.

FCC advances approval of mobile services in millimeter wave (“mmW”) bands, including adopting the Upper Microwave Flexible Use (“UMFU”) Report and Order

We hold a significant number of FCC licenses that permit the use of the spectrum for fixed and mobile wireless services in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in the 39 GHz band (38.6 – 40 GHz) and the 28 GHz A1 band (27.5 – 28.35 GHz). We also hold FCC licenses that permit the use of the spectrum for fixed wireless services in other parts of the local multipoint distribution service (“LMDS”) band (29.1 – 29.25 GHz, 31.075 – 31.225 GHz, 31.0 – 31.075 GHz and 31.225 – 31.300 GHz). Our 39 GHz spectrum licenses cover the entire continental U.S. with an average of more than 600 megahertz (“MHz”) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets. The FCC initially allocated these frequency bands for fixed and mobile services, but established rules only for fixed services.

On July 14, 2016, the FCC adopted the UMFU Report and Order, which opens four millimeter-wave bands for flexible mobile and fixed wireless services. The rules apply to the LMDS A1 and 39 GHz bands, as well as the 37 GHz band and a new unlicensed band at 60 GHz (64.0-71.0 GHz). Among other things, the UMFU Report and Order changed the substantial service deadline for our 735 39 GHz licenses and 15 of our LMDS A1 licenses to June 1, 2024. For a further discussion, see Note 14 to the Consolidated Financial Statements contained in Item 1 of this Annual Report under the heading “FCC License Renewal.”

Straight Path is also participating in standard setting, namely through 3GPP, as a contributing member.

Straight Path Ventures

Straight Path Ventures is developing next generation wireless technology primarily for 39 GHz at our Gigabit Mobility Lab in Plano, Texas.

On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) for new beam training technologies in millimeter-wave gigabit broadband systems. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies.

On August 31, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 800 megabits per second at a distance of 500 meters. Our Gigabit Mobility Lab continues to refine the Gigarray® for Fixed 5G®.

Straight Path IP Group

On April 9, 2017, we and IDT entered into the IDT Term Sheet to settle potential claims related to certain claims under agreements related to the Spin-Off, and the sale of our interest in Straight Path IP Group to IDT. For a further discussion, please see Note 3 to the Consolidated Financial Statements in this Annual Report – Settlement of Claims with IDT and Sale of Straight Path IP Group.

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

Following the favorable CAFC decision, the PTAB denied pending petitions for inter partes review (“IPR”) of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners appealed to the CAFC. On June 23, 2017, the CAFC affirmed the PTAB’s decision.

Following the second affirmance by the CAFC, the stays that had been in place in the civil actions pending in federal district courts for the Eastern District of Virginia and Eastern District of Texas have been lifted. Straight Path IP Group’s suit against several Verizon affiliates in the U.S. District Court for the Southern District of New York is currently stayed until December 8, 2017. Straight Path IP Group has also filed complaints in the U.S. District Court for the Northern District of California against Apple, Inc. (“Apple”), Avaya Inc. (“Avaya”), and Cisco Systems, Inc. (“Cisco”). Expert discovery is underway in the Apple and Cisco actions. However, Avaya recently filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On May 2, 2017, Straight Path IP Group filed a proof of claim in the Avaya bankruptcy proceeding. In addition, on September 13, 2017, Apple filed a request in the USPTO for ex parte reexamination of U.S. Patent No. 7,149,208 in the USPTO.

STRAIGHT PATH SPECTRUM

Overview

We hold a significant number of licenses approved for fixed and mobile wireless spectrum in the United States, providing broad geographic coverage and a large amount of total bandwidth in many areas. These include licenses in the 39 GHz (38.6-40 GHz) band and the 28 GHz (27.5-28.35 GHz) portion of the LMDS band. We also hold licenses for fixed wireless spectrum in other parts of the LMDS band. We have 39 GHz spectrum licenses covering the entire continental U.S. with an average of more than 600 megahertz (“MHz”) of bandwidth in the top 30 U.S. markets (measured by population according to the 2010 U.S. Census), as well as LMDS licenses in many key markets.

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

History

In December 2001, IDT, through its subsidiary, Winstar Holdings, LLC, acquired certain FCC spectrum licenses and other assets from the bankruptcy estate of Winstar Communications, Inc. IDT acquired certain other FCC spectrum licenses through other unrelated transactions. Certain of those spectrum licenses were transferred to Straight Path Spectrum, Inc. (then known as IDT Spectrum, Inc.). Certain licenses were allowed to lapse upon expiration, and others were extended.

Our Spectrum Holdings

We hold a significant number of licenses approved for fixed and mobile wireless spectrum in the U.S., providing broad geographic coverage and a large amount of total bandwidth in many markets. Our 39 GHz licenses comprise our primary spectrum holdings. Currently, the U.S. is divided into 175 licensable Economic Areas (“EAs”) for 39 GHz spectrum. We hold 735 EA licenses in the 39 GHz band that cover all 175 EAs. Based on a comparison of the geographic areas covered by our licenses with the U.S. Census Bureau’s 2010 Census, we cover all of the U.S. population. Our 39 GHz licenses include at least 100 MHz of total bandwidth in every EA in the U.S., and in higher population areas, our 39 GHz licenses cover at least 600 MHz of bandwidth. As a result, we believe that we are well positioned to provide a single source of fixed and mobile wireless spectrum solutions across a variety of geographic areas and bandwidth requirements.

We also hold 133 LMDS Basic Trading Area (“BTA”) licenses, including 16 licenses in the 27.5 – 28.35 GHz LMDS A1 band that was included in the UMFU Report and Order adopted by the FCC on July 14, 2016.

Our Strategy

We have agreed with Verizon, except as provided in the Verizon Merger Agreement, to operate our business in the ordinary course and maintain our business, our licenses and relationships. However, we are restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, we are currently focused on satisfying the conditions to the completion of the Merger and will not be seeking to expand its leasing or other Spectrum business operations. The Consent Decree with the FCC bars us from entering into any new leases of our spectrum, which limits our ability to increase our leasing revenue in the future. In addition, under the Verizon Merger Agreement, we are restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, we currently are not seeking to expand our leasing or other spectrum business operations. See the discussion above.

Straight Path Spectrum’s assets are complemented by technology being developed by Straight Path Ventures, which opened our Gigabit Mobility Lab in Plano, Texas run by our Chief Technology Officer, Zhouyue (Jerry) Pi (“Jerry Pi”). On August 22, 2016, Straight Path Ventures filed a provisional patent application with the USPTO for new beam training technologies in millimeter-wave gigabit broadband systems. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies. On August 31, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 800 megabits per second at a distance of 500 meters. Our Gigabit Mobility Lab continues to refine the Gigarray® for Fixed 5G®.

Our Services

Spectrum Leasing Services

We currently lease spectrum and provide related services for last mile, mid-mile, fixed access, and backhaul applications to internet service and telecommunications providers and other companies that operate fixed wireless networks and have the staff and operational systems to support a network build-out. The Consent Decree with the FCC bars us from entering into any new leases of our spectrum, which limits our ability to increase our leasing revenue in the future. In addition, under the Verizon Merger Agreement, we are restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, we currently are not seeking to expand our leasing or other spectrum business operations.

See the discussion above.

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

Until 2016, millimeter wave frequencies,1 those bands from 24 GHz and higher, including our 39 GHz and LMDS spectrum, had not been considered for access to mobile devices due to their propagation characteristics. As a result, millimeter wave frequencies have been limited to fixed, line-of-sight applications. Lower frequency access spectrum, on the other hand, can penetrate or bypass interposing objects, such as buildings, and reach to the endpoints, i.e. end-user devices, such as mobile phones, tablets, and other portable devices without line-of-sight (non line-of-sight). Over the past several years, as data consumption has increased exponentially and concern has risen regarding the adequacy of the current supply of access spectrum (often referred to as the “spectrum crunch”), technologists have developed innovative base station devices with far greater number of antenna components (i.e. phased array) that can overcome the current propagation limitations for short, yet substantial distances, far shorter than fixed line-of-sight links, yet far greater distances and capacity than current Wi-Fi implementations.

Straight Path Spectrum joined NYU WIRELESS as an Industrial Affiliate to support and encourage the advances and commercialization of 5G millimeter wave technology. Of note, many leading technology companies—Samsung, Intel, Ericsson, NSN, and others—are also Industrial Affiliates at NYU WIRELESS. Straight Path also hired Jerry Pi as our Chief Technology Officer in September 2014. Mr. Pi is a pioneer in 5G technology, having led the group at Samsung that developed a working prototype for mobile transmission at 28 GHz. Mr. Pi is a leader in millimeter wave mobility technology. He has co-authored more than 30 technical journals and conference papers and is a co-inventor of more than 150 patents and applications.

The recognition of millimeter wave mobility as a necessary solution for the data demand and spectrum crunch has reached the highest levels. The FCC adopted rules on July 14, 2016 to allow mobile services in a number of millimeter wave bands, as addressed above.

Sales and Marketing

The Consent Decree with the FCC bars us from entering into any new leases of our spectrum, which limits our ability to increase our leasing revenue in the future. In addition, under the Verizon Merger Agreement, we are restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, we currently are not seeking to expand our leasing or other spectrum business operations.

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

Our principal competitors to our current spectrum leasing services are fiber providers such as Level 3 Communications, Inc., NEON and Verizon, cable companies such as Comcast and Time Warner, other spectrum license holders such as Nextlink Wireless, LLC, long-distance interexchange carriers such as AT&T and Verizon, and the wireless operators that lease Common Carrier fixed microwave service from the FCC. Each competitive network option may offer advantages based on the wireless operators’ particular application, such as capacity or distance requirements, deployment time, or many other factors.

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

Our spectrum licenses in the LMDS and 39 GHz bands have historically been granted for ten-year terms. On April 20, 2016, the FCC granted our application to renew our LMDS BTA license for the LMDS A1 band (27.5 – 28.35 GHz) that covers parts of the New York City BTA for a ten-year period, until February 1, 2026. We have 15 other LMDS A1 licenses; nine of these licenses currently have a renewal date of August 10, 2018, and six of these licenses have a renewal date of September 21, 2018. However, following the adoption of the UMFU Report and Order, the next substantial service demonstration date for these 16 LMDS A1 licenses is June 1, 2024, not at the renewal deadline.

It is likely that the FCC will issue new licenses for the LMDS A1 spectrum on the one hand and the A2 and A3 licenses on the other, with separate renewal and substantial service deadlines for each (as noted above, the substantial service demonstration dates for the A1 licenses will be June 1, 2024). Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal and likely substantial service deadline of August 10, 2018 and six of these licenses currently have a renewal and likely substantial service deadline of September 21, 2018. The UMFU Report and Order does not affect the LMDS B band spectrum. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and substantial service deadline of August 10, 2018 and 112 licenses currently have a renewal and substantial service deadline of September 21, 2018. On August 3, 2017, the FCC adopted new rules governing the process by which licensees may seek renewal of their authorizations. However, for the licenses we hold, those rules do not go into effect until January 1, 2023, after all of licenses will be renewed.

The UMFU Report and Order build-out date of June 1, 2024 also applies to our 735 39 GHz licenses, which currently have a renewal date of October 18, 2020.

The “substantial service” requirement referenced above applies to each of these LMDS and 39 GHz licenses.   Substantial service showings for each of our licenses were filed on or before the final construction deadline.  The substantial service requirement is intended to provide licensees with flexibility in constructing their licenses.  The FCC has established “safe harbor” guidelines that provide licensees with a degree of certainty as to how to comply with the requirement, and those guidelines were made more stringent in the UMFU Report and Order. In addition, the UMFU Report and Order provides that current licensees in the 28 GHz and 39 GHz bands who, under the current rules, face a deadline for demonstrating substantial service after the adoption date of the UMFU Report and Order will not be required to demonstrate substantial service at renewal. Rather, those licensees will be required to fulfill the performance requirements for their respective licenses by June 1, 2024. If the FCC finds that a licensee has failed to meet the substantial service requirement for any license, however, that authorization is subject to termination.

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

On January 11, 2017, we entered into the Consent Decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses. See the discussion above.

On June 1, 2017, we and Verizon submitted applications to the FCC seeking consent to transfer control of our spectrum licenses to Verizon. The transfer of control applications was referenced in an FCC Public Notice on July 21, 2017, and the FCC established a pleading cycle, allowing interested parties to comment on why the transaction should be approved or denied. Petitions to deny the application were due on August 11, 2017, oppositions to those petitions due on August 18, 2017 and replies to those oppositions were due on August 25, 2017.

Three parties – the Competitive Carriers Association, Public Knowledge and New America’s Open Technology Institute, and U.S. Telepacific – filed petitions to deny the transaction. INCOMPAS filed comments asking that the FCC closely examine the transaction. The petitioning parties argued that approval of the transaction would result in excessive spectrum aggregation in local markets, undermine competition in 5G mobile broadband by precluding others from acquiring 5G spectrum, improperly benefit Straight Path in violation of the FCC Consent Decree, and terminate existing spectrum leases. In response, we and Verizon argued that approval of this transaction will advance 5G leadership. We and Verizon explained that the transaction will not create any competitive issues, and, once Verizon acquires the spectrum, it will remain below the FCC’s spectrum threshold for competitive review across the vast majority of markets. We and Verizon argued that opponents of the transaction cannot use the transaction to challenge the Consent Decree, review of this transaction must be limited to the transaction, and that the terms of the Consent Decree are final and are the result of the FCC’s deliberate and sound policy choices. We and Verizon clarified that Verizon will honor our contractual obligations under existing spectrum leases with third parties. In their replies, the parties opposing the transaction maintained their prior arguments, and also argued that the FCC should auction our spectrum licenses instead of approving the transaction and that the transaction is not in the public interest.

On September 7, 2017 and September 21, 2017, Hammer Fiber Optics filed ex parte letters noting a number of meetings with staff from the FCC’s Wireless Telecommunications Bureau (“WTB”) and Office of Engineering and Technology (“OET”), and meetings with Chairman Ajit Pai’s, Commissioner Mignon Clyburn’s, and Commissioner Brendan Carr’s legal advisors. In the letters, Hammer discussed the relevance of the transaction with respect to the service it is providing, and also stated that it did not object to Verizon’s acquisition of our LMDS spectrum.

State Regulation

We believe that the fixed wireless communications that we are providing are not subject to state public utility regulation.  Nonetheless, it is possible that one or more state regulators will seek to assert jurisdiction over us, and therefore, impose additional regulatory burdens on, us and our services.  If one or more state regulatory commissions were to impose regulations on our services, our compliance could materially increase our costs of providing services and therefore have an adverse impact on our business operations and profitability.

Significant statements concerning the regulatory environment are set forth in Item 1A to Part I “Risk Factors” in this Annual Report, and we strongly recommend reviewing that section in conjunction with this section.

STRAIGHT PATH VENTURES

Straight Path Ventures, a Delaware limited liability company and a subsidiary of SPCI, develops next generation wireless technology, particularly for the 39 GHz band. Straight Path Spectrum’s assets are complemented by technology being developed by Straight Path Ventures, which opened our Gigabit Mobility Lab in Plano, Texas run by Jerry Pi. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the USPTO for new beam training technologies in millimeter-wave gigabit broadband systems. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies. On August 31, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 800 megabits per second at a distance of 500 meters. Our Gigabit Mobility Lab continues to refine the Gigarray® for Fixed 5G®.

STRAIGHT PATH IP GROUP

Straight Path IP Group, a Delaware corporation and a subsidiary of SPCI, holds and derives value from a portfolio of patents covering aspects of communications, primarily related to communications over the Internet. Straight Path IP Group’s principal business is the acquisition, development, licensing, and protection of intellectual property.

On April 9, 2017, we and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of the potential indemnification claims asserted by each of us and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). Pursuant to the IDT Term Sheet, in exchange for the Mutual Release, IDT will pay us $16 million, we will transfer to IDT our ownership interest in Straight Path IP Group, and our stockholders will receive 22 percent of net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). As of the date of the filing of this report, the parties have not yet consummated the settlement agreement and mutual release contemplated by the IDT Term Sheet. The definitive settlement agreement is under negotiation.

Straight Path IP Group presently owns eleven patents issued by the USPTO and their foreign counterparts that primarily relate to various communications technologies and include, among other things, patents facilitating the use of communications over the Internet, which we refer to as the NetSpeak Portfolio.

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

These patents had finite lives. The claims of U.S. Patent No. 6,108,704 and its continuations, continuations-in-part, and divisionals expired on September 25, 2015. One patent in the NetSpeak portfolio, U.S. Patent No. 6,178,453, expired on April 4, 2017. Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, although we do not anticipate filing additional actions. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our patents may not be successful.  We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents.

Straight Path IP Group also owns the Droplet portfolio. The Droplet patent portfolio includes United States Patents Nos. 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,436,329; 7,679,649, 8,947,271, 8,896,717, 8,849,964, 8,896,652 and a number of U.S. and foreign patent applications.

On October 9, 2014, the PTAB held the claims at issue in the ‘704 Patent were unpatentable, and Straight Path IP Group appealed the decision to the CAFC. On November 25, 2015, the CAFC reversed the PTAB’s cancellation of all challenged claims, and remanded back to the PTAB for proceedings consistent with the opinion. On May 23, 2016, the PTAB issued a final written decision finding none of the challenged claims were unpatentable. Subsequently, the PTAB issued a final written decision finding none of the challenged claims unpatentable. Following the favorable CAFC decision, the PTAB denied pending petitions for IPR of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners appealed to the CAFC. On June 23, 2017, the CAFC issued its decision affirming the PTAB’s final written decision. That decision became final on July 31, 2017 when the CAFC issued its mandate.

Straight Path IP Group has six pending actions in federal district court, against Apple, Avaya, Cisco, Verizon, LG Electronics Inc. et al. (“LG”) and other defendants (including Amazon.com, Inc. (“Amazon”)), and Samsung. Several of these actions had been stayed during the pendency of the CAFC appeal, but are now unstayed an in various stages of discovery.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part 1 “Legal Proceedings” in this Annual Report.

The aggregate fees collected from settlements or license agreements since our Spin-Off under the 12 settlement agreements is $18,338,000. No settlements or license agreements were entered into in Fiscal 2016 or Fiscal 2017.

EMPLOYEES

As of October 10, 2017, we had nine employees.

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

Risks Related to Straight Path Spectrum

Please see the discussion above regarding our status as an Emerging Growth Company.

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

As discussed in this Annual Report, we entered into the Consent Decree with the FCC settling any claims arising from the previously disclosed FCC investigation regarding our spectrum licenses and terminating that investigation. If the FCC were to conclude that we have not complied with the Consent Decree or its rules, it may impose additional fines and/or additional reporting or operational requirements, condition or revoke our remaining spectrum licenses, or take other action. If the FCC were to revoke a significant portion of our remaining spectrum licenses or impose material conditions on the use of our licenses, it could have a material adverse effect on the value of our spectrum licenses and our ability to generate revenues from utilization or sale of our spectrum assets.

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

The Verizon Merger Agreement subjects us to restrictions on our business activities and generally obligates us to generally operate our businesses in all material respects in the ordinary course. These restrictions could have an adverse effect on our results of operations, cash flows and financial position and even may make it difficult or impossible to relaunch our operations in the event the Verizon Merger Agreement is terminated. Moreover, the Consent Decree with the FCC also bars us from entering into any new leases of its spectrum, which will limit our ability to increase our leasing revenue in the future in the event the Verizon Merger Agreement is terminated.

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

Our obligations and the obligations of Verizon to complete the Merger are subject to the satisfaction or waiver of a number of conditions, including the receipt of various regulatory approvals. For a more complete summary of the required regulatory approvals and the conditions to the completion of the Merger, please review the Verizon Merger Agreement in its entirety, which was filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on May 11, 2017.

Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to February 12, 2018, which date will automatically be extended another one hundred and eighty (180) days under certain circumstances, it is possible that the Verizon Merger Agreement will be terminated. Although we and Verizon have agreed in the Verizon Merger Agreement to use reasonable best efforts, subject to certain limitations, to satisfy certain of the conditions to the Merger, these and other conditions to the completion of the Merger may not be satisfied. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed. See the risk factor below titled “Failure to complete the Merger could negatively affect our stock price and our future business and financial results.”

In order to complete the Merger, Verizon and the Company must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.

Although Verizon and the Company have agreed in the Verizon Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, including receipt of all necessary consents from the FCC (the “FCC consent”), there can be no assurance that the relevant approvals will be obtained. In addition, the governmental authority that provides these approvals has broad discretion in administering the governing regulations. As a condition to approving the Merger or related transactions, the governmental authority may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of Verizon’s business after completion of the Merger. To the extent necessary to obtain the FCC consent and any other consent from any governmental entity required to consummate the Merger and the other transactions contemplated by the Verizon Merger Agreement, Verizon has agreed to take certain specified actions involving Verizon and its subsidiaries (including the surviving corporation after the closing date of the Merger) and the Company and its subsidiaries, which include disposing of, divesting, transferring or licensing certain spectrum and related assets, and Verizon and its subsidiaries will take other actions that are in the aggregate de minimis. Except as set forth in the foregoing sentence, Verizon’s and the Company’s respective obligations to use reasonable best efforts to obtain all regulatory approvals required to complete the Merger do not require Verizon and its affiliates and subsidiaries (including Straight Path and its subsidiaries following the effective time) to consent to an Adverse Regulatory Condition (as defined in the Verizon Merger Agreement). There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, Verizon’s businesses and results of operations after completion of the Merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.

Failure to complete the Merger could negatively impact our ability to comply with the Consent Decree with the FCC.

As previously disclosed, we are currently subject to the Consent Decree, pursuant to which we are required to pay $15 million in installments over a nine-month period ending October 12, 2017. In addition, if we do not submit applications to the FCC seeking consent to the sale of our remaining spectrum licenses by January 12, 2018, we will be obligated to pay an additional $85 million to the FCC or surrender our remaining spectrum licenses. We believe that the submission by the Company and Verizon of applications to transfer our spectrum licenses to Verizon satisfies this requirement under the Consent Decree. However, if the Merger is not completed for any reason, there is no guarantee that the FCC would not seek to require us to pay the $85 million penalty or seek the forfeiture of our remaining spectrum licenses. If the penalty is imposed by the FCC, there is no guarantee that we will be able to obtain sufficient financing to pay the additional $85 million or repay the remaining amount due of the $17.5 million loan from the Lenders. A failure by us to comply with these requirements could lead to a default by us under the Consent Decree, loss of our remaining spectrum licenses and will have a material adverse effect on our financial condition or results of operations.

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

If the Merger is not completed for any reason, including as a result of failing to obtain various regulatory approvals, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the Merger, we could be subject to a number of negative consequences, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

●	we may experience negative reactions from our customers and suppliers, or negative publicity generally;

●	we may experience negative reactions from other potential acquirors which could materially reduce our value;

●	we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;

●	we will have incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover;

●	the Verizon Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, the waiver of which is subject to the consent of Verizon (not to be unreasonably withheld, conditioned, or delayed), which may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that may be beneficial to us; and

●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may be beneficial to us as an independent company.

Pursuant to the Consent Decree with the FCC, any subsequent sale(s) of our remaining 39 GHz and 28 GHz spectrum licenses would be subject to the requirement to pay the FCC 20% of the proceeds from such the sale(s). In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Verizon Merger Agreement. If the Merger is not completed, any of these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Our FCC licenses are subject to renewal and substantial service requirements.  If any licenses are not renewed upon expiration, that could limit the expansion of our business and our ability to lease spectrum and market services provided over our licenses, and could harm our operating results.

Our spectrum licenses in the LMDS and 39 GHz bands are granted for ten-year terms. Currently, renewal dates for our LMDS A licenses are in August and September 2018 (except our BTA license for the LMDS A1 band that covers parts of the New York City BTA, which was recently renewed until February 1, 2026), and renewal dates for our 39 GHz licenses are currently in October 2020.  On August 3, 2017, the FCC adopted new rules governing the process by which licensees may seek renewal of their authorizations. However, for the licenses we hold, those rules do not go into effect until January 1, 2023, after all of licenses will be renewed. A “substantial service” requirement applies to each of these licenses.   The UMFU Report and Order provides that licensees in the 28 GHz A1 band (27.5 – 28.35 GHz) and 39 GHz bands will not be required to fulfill the performance requirements for their respective licenses until June 1, 2024. It is likely that the FCC will issue new licenses for the LMDS A1 spectrum on the one hand and the LMDS A2 and A3 spectrum on the other, with separate renewal and substantial service deadlines for each (as noted above, the substantial service demonstrations dates for the A1 licenses will be June 1, 2024). The FCC’s prior “substantial service” requirements for both LMDS and 39 GHz licensees provided licensees with flexibility in constructing their licenses while the “safe harbor” guidelines provided licensees with a degree of certainty as to how to comply with the requirements. The build-out requirements in the UMFU Report and Order do not generally contain that flexibility, with specific requirements for fixed and mobile services. We do not know how the FCC will apply these requirements. If the FCC finds that a licensee has failed to meet these new build-out requirements for any license, that authorization could be terminated.

If the Merger is not consummated, we may never develop a significant market for leases, licenses, or purchases of our spectrum assets, and we may not obtain meaningful revenues or achieve profitability.

Our spectrum holdings are among our core assets.  A substantial market for our spectrum licenses may never develop and the prospects for that market may be adversely affected by the following:

●	5G networks may not be developed;

●	5G networks may not utilize 28 GHz or 39 GHz spectrum;

●	5G standards may inhibit interest and/or investment in our holdings;

●	the anticipated demand for fixed services may not materialize;

●	the fixed services market may be dominated by unlicensed band wireless backhaul options;

●	the fixed services market may be dominated by fiber solutions not requiring any wireless spectrum;

●	the technology we have invested in may not be completed or permitted for use by the FCC;

●	the market for the technology we have invested in may decrease or not materialize;

●	the macro network may not use 28 GHz or 39 GHz spectrum or very little of it;

●	new wireless technologies that provide enough capability in existing microwave bands, available at low cost from the FCC, may be sufficient for wireless backhaul and other fixed wireless needs;

●	front haul solutions including Common Public Radio Interface or remote radio head backhaul may not use 28 GHz or 39 GHz spectrum, instead preferring fiber, other microwave channels, or unlicensed band spectrum;

●	networks may require non line-of-sight spectrum;

●	FCC regulatory impact;

●	new spectrum allocation by the FCC, thereby increasing competition and/or supply;

●	lack of available equipment for our band from manufacturers;

●	cost of site acquisition; and

●	small cell networks may not be developed.

If we are unable to overcome these (and potentially other) obstacles, our business may never develop and it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

If the Merger is not consummated, even if a market develops, we may be unable to successfully execute any of our currently identified business opportunities or future business opportunities that we determine to pursue.

In order to pursue business opportunities, we will need to forge market alliances with hardware developers and system integrators, as well as maintain the integrity of our spectrum. Our ability to do any of these successfully could be affected by one or more of the following factors:

●	our ability to effectively manage our third-party relationships;

●	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover, or damage to customer relationships;

●	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

●	equipment failure (not provided by us) or interruption of service, which could adversely affect our reputation and our relations with our customers;

●	our ability to respond to regulatory or policy changes and/or requirements in our industry;

●	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

●	our ability to raise substantial additional capital to fund our growth.

Our failure to adequately address one or more of the above factors could have a significant impact on our ability to implement our business plan with respect to mobile backhaul and fiber network extensions and our ability to pursue other opportunities that arise, which might negatively affect our business.

If the Merger is not consummated, the success of our business strategy will rely on the continued growth in demand for high volume of data for mobile and home use.

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

If the Merger is not consummated, our revenues will depend on the lease of fixed services to wireless service providers.

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

If the Merger is not consummated, our plan to grow revenues from 5G mobile services is highly speculative.

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

If the Merger is not consummated, the value of our FCC licenses could decline, which could materially affect our ability to raise capital, and have a material adverse effect on our business and the value of our stock.

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

The telecommunications and wireless markets are highly competitive, and if the Merger is not consummated, we may be unable to compete effectively, especially against competitors with greater financial and other resources, which could materially and adversely affect our ability to operate effectively.

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

If the Merger is not consummated, we may need to protect incumbent operations.

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

If the Merger is not consummated, we anticipate a lengthy sales cycle, which could make our revenues difficult to forecast and cause our results to fall short of expectations.

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

Because we are thinly staffed and highly dependent on a limited number of management persons, if the Merger is not consummated, we may not be able to pursue longer term business opportunities, which could limit our revenue growth. Given our short operating history and limited experience, we may not be able to scale our operations, if necessary, to meet market demand and/or regulatory build-out deadlines.

As of October 10, 2017, we had nine employees who work directly for us. We have historically relied on third parties for services and support.  Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to identify customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services. This could result in customer dissatisfaction and loss. Additionally, our competitors, many of whom have significantly more personnel and greater resources, may be better able to seek and respond to opportunities than we can. Given our small number of employees, short operating history, and limited experience, we may not be able to scale our operations, if necessary, to meet market demand and/or regulatory build-out deadlines. This could have a material adverse effect on our ability to generate revenues and on our business, growth, results of operations, and financial condition.

A substantial portion of Straight Path Spectrum’s historical revenues were derived from a limited number of customers, and the loss of those customers would have a negative effect on our revenues.

The loss of any of our customers would have a material adverse effect on our results of operations and cash flows.

The extensive and continually evolving regulations to which we are subject could increase our costs and adversely affect our ability to implement our business plan successfully if the Merger is not consummated.

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

To be successful, we need to continue to have available a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face a risk of a security breach or disruption from unauthorized access to our proprietary or classified information on our systems. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit our information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our information may be lost, disclosed, accessed or taken without our consent.

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

The wireless communications services industry in which we operate is continually evolving. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all if the Merger is not consummated.

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

Risks Related to Straight Path IP Group

The Settlement of Claims with IDT and sale of Straight Path IP Group may not be consummated.

As discussed above, on April 9, 2017, we and IDT entered into the IDT Term Sheet to settle potential claims related to certain claims under agreements related to the Spin-Off, and the sale of our interest in Straight Path IP Group to IDT. Among other things, (i) IDT will pay us $16 million; (ii) we will transfer to IDT our ownership interest in Straight Path IP Group; and (iii) our stockholders will receive 22 percent of net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held by Straight Path IP Group (“current patent portfolio”), or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger).

The transactions contemplated by the IDT Term Sheet may never be consummated. If the transactions are not consummated, there is no guarantee that we will be able to obtain sufficient financing to pay the balance on the loan from the Lenders, which could have a material adverse effect on our cash flow and financial condition.

There is no assurance that stockholders will receive any monetary benefit from their beneficial interest in the trust that will hold an interest in the current patent portfolio.

The IDT Term Sheet contemplates that a trust will be created for the purpose of holding an interest in the current patent portfolio. Such interest will entitle the trust to distributions equal to 22% of any net recovery from the portfolio. Our stockholders, as designated beneficiaries of the trust, will share in any such distributions on a pro rata basis. Any such payments made to the stockholders, as beneficiaries of the trust, will be dependent upon Straight Path IP Group’s ability to successfully prosecute or enforce the patents in the current patent portfolio. Stockholders and the trust will not directly control or hold the patents in the current patent portfolio and will have no control over the strategy or actions regarding patent enforcement and prosecution of the patents in the portfolio. There can be no assurance of the amount, if any, of net recovery that Straight Path IP Group will be able to obtain from the current patent portfolio. In addition, the beneficial interests in the trust will not be securities nor tradeable interests and will not be listed on any securities exchange. Stockholders will not be able to sell, assign, transfer or pledge their beneficial interest in the trust, except under limited circumstances. Consequently, the monetary benefit stockholders will receive from the trust, if any, will be dependent upon the net recovery from the current patent portfolio.

We may fail to enforce our intellectual property rights.

If we fail to obtain or maintain adequate protections, or are unsuccessful in enforcing our patent rights, we may not be able to either realize additional value from our patents, or prevent third parties from benefiting from those patents without benefit to us. In addition, our existing patents have finite lives, and have all expired. Although Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, we do not anticipate filing additional actions. There is no guarantee that the patents will be adequately exploited or commercialized, and there is no guarantee that there will ever be any net proceeds distributed to our stockholders.

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

The USPTO may grant an IPR.

The Leahy-Smith America Invents Act (“AIA”) created a new procedure for challenging an issued patent at the PTAB of the USPTO: the IPR. A petitioner challenging a patent must allege “that there is a reasonable likelihood that the petitioner would prevail with respect to at least one of the claims challenged in the petition.” (35 U.S.C. § 314(a)). As discussed in the Legal Proceedings section below, various parties, including some of the defendants in actions we brought to enforce our patent rights, filed petitions for IPRs at the PTAB for certain claims of our patents. Although the PTAB has denied all of those petitions and those denials have been affirmed on appeal, additional IPR’s might be filed that could curtail our ability to enforce our patent rights during the pendency of any IPR proceeding, and could result in the invalidation of some or all of our patents.

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

Any litigation to protect our intellectual property or any third-party claims to invalidate our patents could have a material adverse effect on our business.

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

If the Merger is not consummated, we may be unable to realize any revenue from our inventions.

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

We are controlled by our principal stockholder, which limits our ability of other stockholders to affect our management.

All of the SPCI Class A Common Stock distributed in the Spin-Off are held in trust with an independent trustee, the Alliance Trust Company LLC (the “Trustee”). Howard Jonas retained the economic benefit of the shares placed in the trust, but does not have voting or dispositive power or control with respect to such shares, except in certain circumstances. As of October 10, 2017, the Trustee has voting power or control over 787,163 shares of our Class A common stock representing approximately 66% of the combined voting power of our outstanding common stock.

We intend to exercise our option for the “controlled company” exemption under NYSE American rules with respect to our Nominating Committee.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock will be beneficially owned by a single stockholder. As a “controlled company,” we will be exempt from certain NYSE American rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We intend to apply this “controlled company” exemption for our corporate governance practices with respect to the independence requirements of our Nominating Committee. Accordingly, with respect to our Nominating Committee you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American, and if we were to apply the controlled company exemption to other independence requirements, you would not have the protection afforded by those requirements either.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease the following properties:

1.	Our headquarters is located at 5300 Hickory Park Drive, Suite 218, Glen Allen, Virginia, 23059. The lease expires on May 31, 2019 and the annual rental is approximately $7,700.

2.	A satellite office in Englewood Cliffs, New Jersey under a lease that expires on April 30, 2018. The annual rental is $37,200.

3.	An office in Plano, Texas for use as a development lab. The lease term expires on December 31, 2018 and the average annual rental is approximately $18,000.

Item 3. Legal Proceedings.

Regulatory Enforcement

On January 11, 2017, we entered into the Consent Decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses on the terms specified therein. Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that we do not believe were material assets of the Company.

3.	Straight Path Spectrum keeps all of its 28 GHz spectrum licenses.

4.	Straight Path Spectrum is barred from entering into any new leases of its spectrum.

5.	We agreed to pay the Initial Civil Penalty of $15 million in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If we sell our remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

6.	We agreed to submit to the FCC an application for approval of a sale of its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

7.	If we do not submit to the FCC an application for approval of a sale of our remaining spectrum licenses on or before January 11, 2018, we will pay an additional penalty of $85 million or surrender its remaining spectrum licenses.

We recorded the Initial Civil Penalty of $15  million and the associated expense is classified as “civil penalty – FCC consent decree” on the consolidated statement of operations. The first three installments of the Initial Civil Penalty totaling $11.5 million were paid. The remaining liability is classified as “FCC consent decree payable” on the consolidated balance sheet. As of July 31, 2017, FCC consent decree payable was $3.5 million.

If the Merger with Verizon is consummated, the fee set forth in Item 6 above will be paid by Verizon as part of the Merger.

On June 1, 2017, we and Verizon submitted applications to the FCC seeking consent to transfer control of our spectrum licenses to Verizon. The transfer of control applications were referenced on an FCC Public Notice on July 21, 2017, and the FCC established a pleading cycle, allowing interested parties to comment on why the transaction should be approved or denied. Petitions to deny the application were due on August 11, 2017, oppositions to those petitions due on August 18, 2017 and replies to those oppositions were due on August 25, 2017.

Three parties – the Competitive Carriers Association, Public Knowledge and New America’s Open Technology Institute, and U.S. Telepacific – filed petitions to deny the transaction. INCOMPAS filed comments asking that the FCC closely examine the transaction. The petitioning parties argued that approval of the transaction would result in excessive spectrum aggregation in local markets, undermine competition in 5G mobile broadband by precluding others from acquiring 5G spectrum, improperly benefit Straight Path in violation of the FCC Consent Decree, and terminate existing spectrum leases. In response, we and Verizon argued that approval of this transaction will advance 5G leadership. We and Verizon explained that the transaction will not create any competitive issues, and, once Verizon acquires the spectrum, it will remain below the FCC’s spectrum threshold for competitive review across the vast majority of markets. We and Verizon argued that opponents of the transaction cannot use the transaction to challenge the Consent Decree, review of this transaction must be limited to the transaction, and that the terms of the Consent Decree are final and are the result of the FCC’s deliberate and sound policy choices. We and Verizon clarified that Verizon will honor our contractual obligations under existing spectrum leases with third parties. In their replies, the parties opposing the transaction maintained their prior arguments, and also argued that the FCC should auction our spectrum licenses instead of approving the transaction and that the transaction is not in the public interest.

On September 7, 2017 and September 21, 2017, Hammer Fiber Optics filed ex parte letters noting a number of meetings with staff from the FCC’s WTB and OET, and meetings with Chairman Ajit Pai’s, Commissioner Mignon Clyburn’s, and Commissioner Brendan Carr’s legal advisors. In the letters, Hammer discussed the relevance of the transaction with respect to the service it is providing, and also stated that it did not object to Verizon’s acquisition of our LMDS spectrum.

We believe that the submission by us and Verizon of the applications to transfer control of Straight Path’s spectrum licenses to Verizon satisfied the requirement under the Consent Decree as described in Item 6 above. However, if the Merger is not completed for any reason, there is no guarantee that the FCC would not seek to require us to pay the $85 million penalty or seek the forfeiture of our remaining spectrum licenses. If the penalty is imposed by the FCC, there is no guarantee that we will be able to obtain sufficient financing to pay the additional $85 million or repay the remaining amount due of the $17.5 million loan from the Lenders. A failure by us to comply with these requirements could lead to a default by us under the Consent Decree, loss of our remaining spectrum licenses, either of which will have a material adverse effect on our financial condition and results of operations.

Shareholder Litigation

On July 5, 2017, JDS1 LLC, a putative Straight Path stockholder, filed a class action and derivative complaint in the Delaware Court of Chancery captioned JDS1, LLC v. IDT Corp., C.A. No. 2017-0486-SG. The complaint named Straight Path’s board of directors, Howard Jonas, IDT, and The Patrick Henry Trust (the “Trust”) as defendants. We were named as a nominal defendant. Plaintiff alleged, among other things, that Straight Path’s directors, Howard Jonas, and the Trust breached their fiduciary duties in connection with the sale of certain of our IP assets and by resolving a possible claim for indemnification that we held against IDT (the “Settlement”) for inadequate consideration and that IDT aided and abetted that breach. Plaintiff moved for expedited proceedings. On July 11, 2017, another putative Straight Path stockholder, the Arbitrage Fund, filed a class action complaint in the same court naming Howard Jonas, IDT, and the Trust as defendants, captioned The Arbitrage Fund v. Jonas, C.A. No. 2017-0502-SG. On July 24, 2017, the Court denied Plaintiff JDS1’s motion for expedited proceedings and consolidated the two cases under the caption In re Straight Path Communications Inc. Consolidated Stockholder Litigation, C.A. No. 2017-0486-SG, with the JDS1 complaint designated as the operative pleading. Plaintiffs subsequently agreed to voluntarily dismiss defendants K. Chris Todd, William F. Weld and Fred S. Zeidman without prejudice. On August 14, 2017, defendants Howard Jonas, IDT, and the Trust, as well as Davidi Jonas, moved to dismiss the consolidated complaint. We, named as a nominal defendant, filed a statement in response to the complaint. On August 29, 2017, Plaintiffs filed a consolidated amended class action and derivative complaint alleging, among other things, that Howard Jonas, the Trust, and Davidi Jonas breached their fiduciary duties in connection with the settlement and that IDT aided and abetted that breach. On September 13, 2017, defendants Howard Jonas, IDT, and the Trust, as well as Davidi Jonas, moved to dismiss the consolidated amended complaint. On September 22, 2017, we filed a statement concerning the consolidated amended complaint.

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc., and Jonas and Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al, No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired our common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against us for materially false and misleading statements that were designed to influence the market relating to our finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that we made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning our spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees, and costs. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. On April 11, 2016, the court entered an order appointing Charles Frischer as lead plaintiff and approving lead plaintiff’s selection of Glancy Prongay & Murray LLP as lead counsel and Schnader Harrison Segal& Lewis LLP as liaison counsel. On June 17, 2016, lead plaintiff filed his amended class action complaint, which alleges the same claims described above. The defendants filed a joint motion to dismiss the complaint on August 17, 2016; the plaintiff opposed that motion on September 30, 2016, and the defendants filed their reply brief in further support of their motion to dismiss on October 31, 2016.

On March 7, 2017, we and lead plaintiff in the Zacharia action entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the defendants in that action.  Under the agreed terms, we will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by us.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell our spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that we pay the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid.  In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al., No. 2:16-cv-00541-JMV-MF, was filed in the federal district court for the District of New Jersey against Howard Jonas, Jonas, Rand, and our current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although we are named as a nominal defendant, our bylaws generally require us to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to us by making misrepresentations and omissions about the Company and failing to correct our public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees, and costs, as well as injunctive relief. On April 26, 2016, the case was reassigned to Judge John Michael Vasquez. On June 9, 2016, the court entered a stipulation previously agreed to by the parties that, among other things, stays the case on terms specified therein.

The Sipnet Appeal and Related IPRs

On April 11, 2013, Sipnet EU S.R.O. (“Sipnet”), a Czech company, filed a petition for an inter partes review (“IPR”) at the PTAB for certain claims of U.S. Patent No. 6,108,704 (the “‘704 Patent”). On October 9, 2014, the PTAB held that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. Straight Path IP Group appealed. On November 25, 2015, the the CAFC reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. On May 23, 2016, the PTAB issued a final written decision finding that Sipnet failed to show that any of the challenged claims were unpatentable.

The petitioners appealed the PTAB’s decisions to the CAFC. On June 23, 2017, the CAFC issued its decision affirming the PTAB’s final written decision. That decision became final on July 31, 2017 when the CAFC issued its mandate.

On August 22, 2014, Samsung Electronics Co., Ltd. (“Samsung”) filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR. On June 15, 2015, Cisco and Avaya, Inc. (“Avaya”) joined this instituted IPR. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the CAFC. On May 6, 2016, Cisco and Avaya also filed notices of appeal. As discussed above, the CAFC affirmed the PTAB’s decision on June 23, 2017.

On October 31, 2014, LG, Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join these IPRs. On November 24, 2015, the PTAB granted related petitions filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) to join for the ‘704 and ‘469 Patents. On May 9, 2016, the PTAB issued a final written decision holding that the petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC, and this appeal was consolidated with the appeal of the Samsung IPR discussed above. As discussed above, the CAFC affirmed the PTAB’s decision on June 23, 2017.

On September 28, 2015, Cisco, Avaya, and the Verizon affiliates filed a petition for an IPR with the PTAB for all claims of U.S. Patent No. 6,701,365 (the “‘365 Patent”). On April 6, 2016, the PTAB denied the petition, finding that the petitioners had not demonstrated a reasonable likelihood that any challenged claim was unpatentable. This decision was not appealed to the CAFC.

Ex Parte Re-examination

On September 13, 2017, Apple filed a request for ex parte re-examination of U.S. Patent No. 7,149,208 (the “‘208 Patent”).

Patent Enforcement

Following the CAFC’s decision in Sipnet and the PTAB’s decisions in the related IPRs, Straight Path IP Group has taken steps to re-commence its patent enforcement actions in federal district court that had been stayed or dismissed without prejudice during the pendency of the Sipnet Appeal and related IPRs.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba, and Vizio alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The actions were consolidated (the “consolidated action”) and assigned to Judge Anthony J. Trenga. In October 2014, Hulu intervened in the consolidated action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action in the United States District Court for the Northern District of California seeking declaratory relief of non-infringement of the ‘704, ‘469, and ‘121 Patents based in part on the allegations related to the consolidated action in Virginia (the “Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to the Eastern District of Virginia. On May 28, 2015, the California court transferred the Amazon action to Virginia, and the Virginia court later formally severed the Amazon action from the consolidated action. The action was stayed during the pendency of the two successive CAFC appeals. On September 13, 2017, the Court held a scheduling conference, and the pretrial conference is set for January 18, 2018.

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The action was stayed during the pendency of the two successive CAFC appeals. On September 11, 2017, the Court reopened the case and placed it back on the active docket.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘208 Patents); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, Straight Path IP Group filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of Straight Path IP Group’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, Straight Path IP Group filed a new complaint against Apple alleging that its FaceTime product infringes five of Straight Path IP Group’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents. Following oral argument, on October 21, 2016, the court granted in part and denied in part Apple’s motion. The court dismissed one claim as to the ‘469 Patent but denied Apple’s motion with respect to the other four patents at issue in the litigation. Expert discovery is underway in the Apple and Cisco actions.

On January 19, 2017, Avaya filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On May 2, 2017, Straight Path IP Group filed a proof of claim in the Avaya bankruptcy proceeding.

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York. Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe on the ‘704, ‘469, and ‘365 Patents. On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants. On June 7, 2016, Straight Path IP Group filed a new complaint in the United States District Court for the Southern District of New York against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469, and ‘365 Patents. On August 5, 2016, Verizon filed its answer and affirmative defenses, and the parties commenced discovery. On September 13, 2016, Verizon filed a motion to stay the litigation pending a decision from the CAFC in the appeal of the Samsung IPR. On October 18, 2016, the court granted Verizon’s motion and stayed the litigation. On July 5, 2017, the court lifted the stay and set a scheduling conference for September 15, 2017, but on September 11, 2017, the court stayed the case until December 8, 2017 at Straight Path IP Group’s request.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. Beginning on October 2, 2017, Straight Path IP Group will pay one of these law firms $100,000 per month as a non-refundable fee that is creditable against any contingency fee payment that may be due to the law firm in the future.

Settlement of Claims with IDT and Sale of Straight Path IP Group

On April 9, 2017, we and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of potential indemnification claims asserted by each of us and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). Pursuant to the Term Sheet, in exchange for the Mutual Release, (i) IDT will pay the Company $16 million; (ii) the Company will transfer to IDT its ownership interest in Straight Path IP Group; and (iii) our stockholders will receive 22 percent of the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). As of the date of the filing of this report, the parties have not yet consummated the settlement agreement and mutual release contemplated by the IDT Term Sheet. The definitive settlement agreement is under negotiation.

In addition to the foregoing, we may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class B common stock is quoted on the NYSE American and trades under the symbol “STRP.”  Trading commenced on the NYSE American on August 1, 2013.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the NYSE American for Fiscal 2017 and 2016.

	High	Low
Fiscal year ended July 31, 2016
First Quarter	$49.72	$21.09
Second Quarter	$34.10	$7.62
Third Quarter	$39.75	$20.72
Fourth quarter	$40.75	$15.83

Fiscal year ended July 31, 2017
First Quarter	$31.96	$15.06
Second Quarter	$51.50	$21.85
Third Quarter	$133.79	$26.89
Fourth Quarter	$235.88	$120.00

On October 10, 2017, there was 1 holder of record of our Class A common stock and 135 holders of record of our Class B common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 9, 2017, the last sales price reported on the NYSE American for our Class B common stock was $181.94 per share.

We have never paid cash dividends except as discussed below.

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders in respect of operations during Fiscal 2014 and Fiscal 2015. Such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but the effect of this is eliminated in producing our consolidated financial statements.

We do not anticipate paying any additional dividends on our common stock until we achieve sustainable profitability (after satisfying all of our operational needs, including payments to the former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”)) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum and Straight Path Ventures businesses and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of our Board. Except for any special dividend that may be paid in connection with the transactions contemplated by the IDT Term Sheet discussed below in Note 3 to the Consolidated Financial Statements in this Annual Report, the Verizon Merger Agreement does not permit us to pay any additional dividends on our common stock.

The information required by Item 201(d) of Regulation S-K will be contained in our definitive proxy statement relating to our Annual Meeting of Stockholders, to be held February 6, 2018, which we will file with the SEC within 120 days after July 31, 2017, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard& Poor’s 500 Index for the period beginning August 1, 2013 and ending July 31, 2017. The graph and table assume that $100 was invested on August 1, 2013 with the cumulative total return of the Standard & Poor’s 500 Index and Telecommunication Services Index. Cumulative total stockholder returns for our Class B common stock, Standard & Poor’s 500 Index and Telecommunication Services Index are based on our fiscal year.

	7/24/13	7/31/13	7/31/14	7/31/15	7/31/16	7/31/17

Straight Path Communications Inc	100.00	108.47	167.29	399.49	309.15	3040.68
S&P 500	100.00	105.09	122.89	136.66	144.34	167.49
S&P Telecommunication Services	100.00	100.20	109.00	107.11	135.41	125.89

Issuer Purchases of Equity Securities

There were no purchases by us of our shares during the fourth quarter of Fiscal 2017.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

We were formerly a subsidiary of IDT. On July 31, 2013, we were spun-off by IDT to its stockholders and became an independent public company.

Year ended July 31,
(in thousands, except per share data)	2017	2016	2015	2014
Revenues	$658	$2,156	$13,240	$4,796
Direct cost of revenues	115	933	6,043	2,487
Research and development	582	1,286	-	-
Selling, general and administrative	20,772	9,024	6,931	3,001
Civil penalty - FCC consent decree	15,000	-	-	-
Settlement of litigation	7,200	-	-	-
Income (loss) from operations	(43,011)	(9,087)	266	(692)
Interest expense, including amortization of debt discounts	(2,688)	-	-	-
Interest income	30	39	38	22
Other income	22	398	334	386
Income (loss) before income taxes	(45,647)	(8,650)	638	(284)
Income tax benefits (provision for income taxes)	(13)	4	(2,714)	2,353
Net income (loss)	(45,660)	(8,646)	(2,076)	2,069
Net loss (income) attributable to noncontrolling interests	1,013	349	111	(32)
Net income (loss) attributable to Straight Path Communications Inc. (SPCI)	(44,647)	(8,297)	(1,965)	2,037
Total assets	11,850	13,497	20,238	30,439
Cash dividend declared	-	-	-	-
Net income (loss) per share attributable to SPCI stockholders - basic	(3.67)	(0.70)	(0.17)	0.19
Net income (loss) per share attributable to SPCI stockholders - diluted	(3.67)	(0.70)	(0.17)	0.18
Weighted average of common shares outstanding - basic	12,176	11,871	11,457	10,667
Weighted average of common shares outstanding - diluted	12,176	11,871	11,457	11,267

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a communications asset company. We own 100% of Straight Path Spectrum, 100% of Straight Path Ventures, and 84.5% of Straight Path IP Group. Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC holds wireless spectrum. Straight Path Ventures develops next generation wireless technology, particularly for 39 GHz. Straight Path IP Group owns intellectual property primarily related to communications over the Internet, and the licensing and other businesses related to this intellectual property. We were formerly a subsidiary of IDT. On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company.

Straight Path Spectrum

The following events were discussed above:

On July 14, 2016, the FCC voted to adopt the UMFU Report and Order, which opens four mmW bands for flexible mobile and fixed wireless services. The rules apply to 28 GHz (27.50-28.35 GHz, or LMDS A1), 37 GHz (37.0-38.6 GHz), and 39 GHz (38.6-40.0 GHz) bands, and a new unlicensed band at 60 GHz (64.0-71.0 GHz).

On January 11, 2017, we entered into the Consent Decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses on the terms specified therein. For further discussion, please see Note 11 – Regulatory Enforcement.

On April 9, 2017, we and IDT entered into the IDT Term Sheet to settle potential claims related to certain claims under agreements related to the Spin-Off, and the sale of our interest in Straight Path IP Group to IDT. For further discussion, please see Note 3 to the Consolidated Financial Statements in this Annual Report – Settlement of Claims with IDT and Sale of Straight Path IP Group.

On May 11, 2017, we entered into the Verizon Merger Agreement with Verizon and Merger Sub.

Straight Path Ventures

Straight Path Ventures is developing next generation wireless technology primarily for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the USPTO for new 39 GHz transceiver technology. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies. On August 31, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 800 megabits per second at a distance of 500 meters.

Straight Path IP Group

On April 9, 2017, we and IDT entered into the IDT Term Sheet to settle claims potential under agreements related to the Spin-Off, and the sale of our interest in Straight Path IP Group to IDT. For further discussion, please see Note 3 to the Consolidated Financial Statements in this Annual Report – Settlement of Claims with IDT and Sale of Straight Path IP Group.

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

Following the favorable CAFC decision, the PTAB denied pending petitions for IPR of the ‘704 Patent and other patents held by Straight Path IP Group. As well, the PTAB found nearly all the claims patentable over the prior art in pending IPRs. The petitioners have appealed to the CAFC. On June 23, 2017, the CAFC affirmed the PTAB’s decision.

Following the second affirmance by the CAFC, the stays that had been in place in the civil actions pending in federal district court, except in the suit against several Verizon affiliates. In that suit, on July 5, 2017, the court lifted the stay that had been in place pending the outcome of the CAFC appeal and set a scheduling conference for September 15, 2017. However, on September 11, 2017, the parties jointly agreed to a 90-day stay. The court granted the stay until December 8, 2017. Straight Path IP Group has also filed complaints against Apple, Avaya, and Cisco. Expert discovery is underway in the Apple and Cisco actions. However, Avaya recently filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code. On May 2, 2017, Straight Path IP Group filed a proof of claim in the Avaya bankruptcy proceeding. In addition, on September 13, 2017, Apple filed a request for ex parte reexamination of U.S. Patent No. 7,149,208 in the USPTO.

For further discussion of these actions and other legal proceedings, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting estimates are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting estimates are as follows:

1.	The valuation of warrants issued to the Lenders.

2.	The valuation of stock options issued to officers and employees

3.	The valuation of intangible assets with indefinite useful lives.

Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

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

We are able to take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial registration statement filed related to our spin-off from IDT, which is July 31, 2018, or such earlier time that we are no longer an emerging growth company and, if we do, the information that we provide stockholders may be different than you might receive from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our shares of common stock held by non-affiliates as of the last business day of the second quarter of our fiscal year end, or issue more than $1.0 billion of non-convertible debt over a three-year period.

RESULTS OF OPERATIONS

Year Ended July 31, 2017 (“Fiscal 2017”) Compared to Year Ended July 31, 2016 (“Fiscal 2016”)

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Year Ended
	July 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$658	$2,156	$(1,498)
Direct cost of revenues	115	933	(818)
Research and development	582	1,286	(704)
Selling, general and administrative	20,772	9,024	11,748
Civil penalty – FCC consent decree	15,000	-	15,000
Settlement of litigation	7,200	-	7,200
Loss from operations	(43,011)	(9,087)	(33,924)
Interest expense	(2,688)	-	(2,688)
Interest and other income	52	437	(385)
Loss before income taxes	(45,647)	(8,650)	(36,997)
Income tax benefits (provision for income taxes)	(13)	4	(17)
Net loss	(45,660)	(8,646)	(37,014)
Net loss attributable to noncontrolling interests	1,013	349	664
Net loss attributable to Straight Path Communications Inc.	$(44,647)	$(8,297)	$(36,350)

Revenues. Revenues generated by Straight Path Spectrum were $658,000 and $461,000 in Fiscal 2017 and Fiscal 2016, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits and the Merger Agreement with Verizon restricts us from entering into new spectrum leases.

No revenues were generated by Straight Path IP Group in Fiscal 2017 because no new licenses or settlements were entered into and the revenue from prior settlements or license agreements were fully realized in prior periods due to the expiration of the licensed patents. Revenues were $0 and $1.7 million in Fiscal 2017 and Fiscal 2016, respectively. Revenues generated by Straight Path IP Group decreased substantially due to the expiration of the licensed patents. We were recognizing revenue over the terms of the settlements and license agreements related to such patents entered into in prior periods. Primarily all of the revenue was recognized as of September 30, 2015.

Direct cost of revenues. Direct cost of revenues decreased in Fiscal 2017 compared to Fiscal 2016.

Straight Path Spectrum incurred all of the direct costs of revenue in Fiscal 2017. Direct cost of revenues includes governmental fees and connectivity costs. No such costs were incurred by Straight Path Spectrum in Fiscal 2016.

In Fiscal 2017, Straight Path IP Group had no revenues or cost of revenues because no new licenses or settlements were entered into and the revenue from licenses or settlements entered into in prior periods were fully realized in prior periods due to the expiration of the licensed patents. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, increased generally proportionally to the increase in settlement revenues, and were recognized over the same time period as corresponding revenues.

Research and development. Research and development in Fiscal 2017 consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz. Research and development in Fiscal 2016 consisted primarily of expenses related to the agreement to expedite production of a point-to-multipoint (“PMP”) radio for a total fee of $1,000,000 and expenses related to development by our Gigabit Mobility Lab.

Selling, general and administrative expense.   Selling, general and administrative expenses increased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the increase in the number of employees and salaries, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock to employees, increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs, shareholder litigation and regulatory enforcement activity, and the costs incurred for the merger with Verizon.

Stock-based compensation is included in selling, general and administrative expense and, with respect to restricted stock granted, amounted to approximately $6,205,000 and $2,737,000 for Fiscal 2017 and Fiscal 2016, respectively. As of July 31, 2017, there was approximately $7,385,000 of total unrecognized compensation cost related to non-vested restricted shares. We expect to recognize the unrecognized compensation cost as follows: Fiscal 2018 - $3,496,000, Fiscal 2019 - $2,705,000, Fiscal 2020 - $1,121,000 and Fiscal 2021 - $63,000.

Stock-based compensation expense related to the options issued in June 2016 is included in selling, general and administrative and amounted to approximately $355,000 and $32,000 for Fiscal 2017 and Fiscal 2016, respectively.

Civil penalty – FCC Consent Decree. We signed the Consent Decree with the FCC on January 11, 2017. We incurred a $15 million civil penalty to be paid over a nine-month period. We recorded the penalty in January 2017. For a further discussion, see Note 11 to the Consolidated Financial Statements contained in Item 8 of this Annual Report under the heading Regulatory Enforcement.

Settlement of litigation. As discussed above, On March 7, 2017, we and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, we will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Additional Payment was recorded by us in January 2017. For a further discussion, see Note 11 to the Consolidated Financial Statements contained in Item 8 of this Annual Report under the heading Shareholder Litigation.

Interest expense. Interest expense in Fiscal 2017 consisted of interest expense of $402,000 and the amortization of debt discounts of $2,286,000. Interest expense and the amortization of debt discounts relate to the Loan Agreement. For a further discussion, see Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report. There was no interest expense in Fiscal 2016.

Other income (expense). Other income (expense) in Fiscal 2017 consisted of the reversal of prior period accruals of $22,000 and interest income of $30,000. Other income (expense) in Fiscal 2016 included the reversal of prior period accruals of $390,000, interest income of $39,000 and other income of $8,000.

Income taxes. Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for Fiscal 2017 and Fiscal 2016 as it incurred a taxable loss in both periods. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both July 31, 2017 and 2016.

The provision for income taxes for Fiscal 2017 represents state income taxes. The provision for income tax benefits for Fiscal 2016 represents a federal refund from a prior year of $39,000 net of state income taxes of $35,000.

Net income attributable to noncontrolling interests. The change in net loss attributable to noncontrolling interests was due to Straight Path IP Group incurring losses in both the Fiscal 2017 and Fiscal 2016 periods.

Straight Path Spectrum Segment

	Year Ended
	July 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$658	$461	$197
Direct cost of revenues	115	119	(4)
Research and development	2	1,000	(998)
Selling, general and administrative	14,757	4,850	9,907
Loss from operations before FCC consent decree and settlement of litigation	$(14,216)	$(5,508)	$(8,708)

Revenues. Revenues generated by Straight Path Spectrum were $658,000 and $461,000 in Fiscal 2017 and Fiscal 2016, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits and the Merger Agreement with Verizon restricts us from entering into new spectrum leases.

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs.

Research and development. Research and development in Fiscal 2016 consisted of expenses related to a development agreement in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000.

Selling, general and administrative expense.   Selling, general and administrative expense increased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the increase in the number of employees and increases in salaries including the change in allocation of corporate level compensation costs between entities, an increase of non-cash stock-based compensation charges related to the issuances of restricted common stock and stock options to employees, marketing expenses related to the installation of radio links, increased legal costs due to the shareholder litigation, regulatory enforcement activity, and the costs incurred for the merger with Verizon.

Straight Path IP Group Segment

	Year Ended
	July 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$1,695	$(1,695)
Direct cost of revenues	-	814	(814)
Research and development	-	-	-
Selling, general and administrative	4,658	3,569	1,089
Loss from operations before FCC consent decree and settlement of litigation	$(4,658)	$(2,688)	$(1,970)

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions were settled and we had entered into licensing agreements with the former defendants. In connection with the settlements and licenses, Straight Path IP Group recognized revenue of approximately $1.7 million in Fiscal 2016. The gross payments under settlement and licensing agreements that were secured since our Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million. As of October 31, 2015, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term (which was over the remaining life of the covered patents), and were allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. Primarily all of the revenue from these settlements or licensing agreements was recognized as of September 30, 2015.

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against various defendants were stayed or dismissed without prejudice. In light of the favorable outcome on appeal, the favorable PTAB rulings in the related IPR proceedings, and the subsequent affirmance on a second appeal, Straight Path IP Group has re-commenced all of its civil litigations in federal district court (except for one that has been stayed by mutual agreement of the parties and one of which is subject to a bankruptcy proceeding). For further discussion of these actions, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.0 million in expenses directly related to these settlements, which was recognized ratably in proportion to the recognition of the related revenue. We generally paid law firms that represented us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition, beginning on October 2, 2017, Straight Path IP Group will pay one of the law firms $100,000 per month as a non-refundable fee creditable against any contingency payment that may be paid to that firm in the future. There are also other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

Selling, general and administrative expense. Selling, general and administrative expenses decreased in Fiscal 2017 compared to Fiscal 2016 primarily as a result of the change in the allocation of corporate level compensation costs (including stock-based compensation for the issuances of restricted common stock and stock options to officers and employees) among our segments due to changes in relative levels of operations and management’s time, and, and increased legal costs due to Straight Path IP Group’s appeal of the PTAB’s decision on the ‘704 Patent and related IPRs.

Straight Path Ventures Segment

	Year Ended
	July 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	580	286	294
Selling, general and administrative	1,357	605	752
Loss from operations before FCC consent decree and settlement of litigation	$(1,937)	$(891)	$(1,046)

Research and development. Research and development consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of payroll and related payroll taxes and benefits as well as stock compensation expenses.

Fiscal 2016 Compared to Year Ended July 31, 2015 (“Fiscal 2015”)

Consolidated

	Year Ended
	July 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$2,156	$13,240	$(11,084)
Direct cost of revenues	933	6,043	(5,110)
Research and development	1,286	-	1,286
Selling, general and administrative	9,024	6,931	2,093
Income (loss) from operations	(9,087)	266	(9,353)
Interest and other income	437	372	65
Income (loss) before income taxes	(8,650)	638	(9,288)
Income tax benefits (provision for income taxes)	4	(2,714)	2,718
Net loss	(8,646)	(2,076)	(6,570)
Net loss attributable to noncontrolling interests	349	111	238
Net loss attributable to Straight Path Communications Inc.	$(8,297)	$(1,965)	$(6,332)

Revenues. Revenues generated by Straight Path Spectrum were $461,000 and $426,000 in Fiscal 2016 and Fiscal 2015, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators).

Revenues generated by Straight Path IP Group were $1.7 million and $12.8 million in Fiscal 2016 and Fiscal 2015, respectively. Revenues generated by Straight Path IP Group decreased substantially due to the expiration of the licensed patents. We were recognizing revenue over the terms of the settlements and license agreements related to such patents entered into in prior periods. Primarily all of the revenue was recognized as of September 30, 2015.

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

Research and development. Research and development consists primarily of expenses related to a development agreement in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000, and expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz. For Fiscal 2016, expenses recognized under the development agreement totaled $1,000,000.

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

Research and development. Research and development consists of expenses related to a development agreement in September 2015 to expedite production of a PMP radio for a total fee of $1,000,000.

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

Straight Path IP Group Segment

	Year Ended
	July 31,		Change
	2016	2015	$
	(in thousands)
Revenues	$1,695	$12,814	$(11,119)
Direct cost of revenues	814	6,043	(5,229)
Research and development	-	-	-
Selling, general and administrative	3,569	4,864	(1,295)
Income (loss) from operations	$(2,688)	$1,907	$(4,595)

Revenues. We have filed a series of lawsuits claiming infringement of a number of our key patents seeking both damages and injunctive relief. Many of these actions have been settled and we have entered into licensing agreements with the former defendants. In connection with the settlements and license agreements, Straight Path IP Group recognized revenue of approximately $1.7 million and $12.8 million in Fiscal 2016 and Fiscal 2015, respectively. The gross payments under settlement and licensing agreements that have been secured since our Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million as of July 31, 2016, all of which has been collected. Most of these settlement agreements included license fees for the duration of the license term, and were allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. The license term was through the expiration of the licensed patents. Primarily all of the revenue from these settlements was recognized as of September 30, 2015.

The PTAB’s October 2014 decision on the ‘704 Patent previously had a materially adverse impact on our ongoing enforcement efforts. During the pendency of the appeal from that decision and related IPRs, a number of pending civil actions brought by Straight Path IP Group against various defendants were stayed or dismissed without prejudice. In light of the favorable outcome on appeal, the favorable PTAB rulings in the related IPR proceedings, and the subsequent affirmance on a second appeal, Straight Path IP Group has re-commenced all of its civil litigations in federal district court (except for one that is stayed by agreement of the parties and one that is subject to a bankruptcy proceeding). For further discussion of these litigations, please see Item 3 to Part I “Legal Proceedings” in this Annual Report.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. We incurred an aggregate of $9.0 million in expenses directly related to these settlements, which was recognized ratably in proportion to the recognition of the related revenue. We generally paid law firms that represented us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition, beginning on October 2, 2017, Straight Path IP Group will pay one of the law firms $100,000 per month as a non-refundable fee creditable against any contingency payment that may be paid to that firm in the future; there are also other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have primarily satisfied our cash requirements through the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off. Since that time, we have satisfied our cash requirements through Straight Path IP Group’s settlement and licensing agreements and Straight Path Spectrum’s revenue from spectrum leases. In February 2017, we borrowed $17.5 million pursuant to the Loan Agreement. For a further discussion, see Note 8 to the Consolidated Financial Statements. We currently expect that our cash and cash equivalents on-hand at July 31, 2017 and the proceeds to be received upon consummation of the settlement with IDT, will be sufficient to meet our anticipated cash requirements during the twelve months ending July 31, 2018.

As discussed above, we signed the Consent Decree with the FCC and incurred an Initial Civil Penalty of $15 million which is being paid in four installments through the earlier of October 11, 2017 or the consummation of the Merger. To fund the payments of the Initial Civil Penalty, we entered into the Loan Agreement pursuant to which we borrowed the $17.5 million, which matures on December 29, 2017. $15 million of the Loan Amount is being used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The first three installments totaling $11.5 million were paid. The remainder of the Loan Amount is being used for general corporate purposes and working capital needs. We expect to repay the remaining balance of the Loan Amount through a combination of exercise of warrants issued to the Lenders and other possible funding sources including the proceeds from the settlement with IDT and the sale of Straight Path IP Group (see Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report under the heading Settlement of Claims with IDT and Sale of Straight Path IP Group).

As discussed above, on March 7, 2017, we and the lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, we will provide for the $2.25 million Initial Payment and the $7.2 million Additional Payment. The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by us.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell our spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that we pay the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid. The Additional Payment will be paid by Verizon on our behalf if the Merger is consummated. In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

As of July 31, 2017, we had cash and cash equivalents of $8.5 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For Fiscal 2016, Fiscal 2017 and through the date of the filing of this report, no payments were made by IDT pursuant to this obligation.

As discussed above, on April 9, 2017, we and IDT entered into the IDT Term Sheet providing for the settlement and mutual release of certain potential indemnification claims asserted by each of the us and IDT and for the sale to IDT of our ownership interest in Straight Path IP Group, in exchange for payment from IDT to us of $16 million and a 22 percent interest in the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). We currently anticipate that the transaction contemplated by the IDT Term Sheet will be consummated in the first quarter of Fiscal 2018. For further discussion, please see Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report under the heading Settlement of Claims with IDT and Sale of Straight Path IP Group.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing, or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $77,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2017 and approximately $48,000 for Fiscal 2016. If the Merger is consummated, Verizon will pay approximately $3 million to the Former SPSI CEO in satisfaction of our obligation. For further discussion, please see Note 2 to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

In addition, we estimate that we will incur various other fees and expenses in connection with the Merger, which will be paid by Verizon on our behalf. For further discussion, please see Note 2 to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

Year Ended July 31, 2017 (“Fiscal 2017”) Compared to Year Ended July 31, 2016 (“Fiscal 2016”)

	Year Ended July 31,
	2017	2016
	(in thousands)
Cash flows provided by (used in):
Operating activities	$(21,019)	$(7,269)
Investing activities	(1,029)	-
Financing activities	19,222	10
Decrease in cash and cash equivalents	$(2,826)	$(7,259)

Operating Activities

Cash flows used in operating activities in Fiscal 2017 totaled approximately $21.0 million and were used to fund the loss for the year.

Investing Activities

Cash flows used in investing activities in Fiscal 2017 totaled approximately $1.0 million. We incurred costs of approximately $1.0 million for the sale of Straight Path IP Group to IDT. These costs will be offset against the gain or loss recognized on the consummation of the transaction.

Financing Activities

Cash flows provided by financing activities in Fiscal 2017 totaled approximately $19.2 million. In February 2017, we borrowed $17.5 million under the Loan Agreement, primarily to fund the payment of the Initial Civil Penalty under the Consent Decree with the FCC. We incurred costs of approximately $80,000 to obtain the Loan Agreement. In addition, we received $1.8 million received for the exercise of stock options.

We do not anticipate paying any additional dividends on our common stock until we achieve sustainable profitability (after satisfying all of our operational needs, including payments to the Former SPSI CEO and retaining certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum and Straight Path Ventures businesses and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of our Board. Except for any special dividend that may be paid in connection with the transactions contemplated by the IDT Term Sheet discussed below in Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report, the Verizon Merger Agreement does not permit us to pay any additional dividends on our common stock.

Year Ended July 31, 2016 (“Fiscal 2016”) Compared to Year Ended July 31, 2015 (“Fiscal 2015”)

	Year Ended July 31,
	2016	2015
	(in thousands)
Cash flows provided by (used in):
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

Financing Activities

In Fiscal 2016, we received $10,000 upon the exercise of stock options.

Contractual Obligations and Other Commercial Commitments

We currently lease our corporate headquarters in Glen Allen, Virginia under a lease that expires on May 31, 2019. The annual rent is approximately $7,700.

We currently lease our satellite office in Englewood Cliffs, New Jersey under a lease that expires on April 30, 2018. The annual rent is $37,200.

Effective December 1, 2015, we lease an office in Plano, Texas for use as a development lab. The lease term expires on December 31, 2018 and the average annual rental is approximately $18,000.

The following table sets forth our future contractual obligations as of July 31, 2017.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating leases (1)	$67,495	$53,456	$14,039	$-	$-

(1) Effective August 1, 2013, we began leasing space on a roof for some of its telecom equipment as part of its spectrum operations. The monthly rental is currently $600. In addition, we currently lease space on two additional roofs for some of its telecom equipment as part of its spectrum operations. The total monthly rental for these two roofs is $500. All three leases continue on a month-to-month basis until terminated by either party with 30 days’ notice.

Off-Balance-Sheet Arrangements

As of July 31, 2017, we did not have any “off-balance-sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources, other than the following.

In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth our and IDT’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of any liabilities arising or related to the period prior to the Spin-Off. As discussed above, on April 9, 2017, we and IDT entered into the IDT Term Sheet. As of the date of the filing of this report, the parties have not yet consummated the settlement agreement and mutual release contemplated by the IDT Term Sheet. The definitive settlement agreement is under negotiation. As such, the assets and liabilities of Straight Path IP Group have been classified as assets held for sale and liabilities held for sale on the consolidated balance sheet. For further discussion, please see Note 3 to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

The Company is not exposed to economic risk from foreign exchange rates, interest rates, credit risk, equity prices or commodity prices for the following reasons:

1.	All of our transactions are in US dollars.

2.	Our only outstanding debt has a fixed contractual interest rate of 10%.

3.	We do not own any marketable securities.

4.	We do not purchase any commodities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management Directors

Davidi Jonas

Independent Directors

K. Chris Todd - Partner at the law firm of Kellog, Huber, Hansen, Todd, Evans & Figel, P.L.L.C.

William F. Weld - Partner at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz Levin”) and a principal of ML Strategies, LLC, a consulting affiliate of Mintz Levin.

Fred S. Zeidman - Director of Petro River Oil Corporation.

The remaining information required by this Item will be contained in the Proxy Statement relating to our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the SEC within 120 days after July 31, 2017, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in the Proxy Statement, which we will file with the SEC within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Proxy Statement, which we will file with the SEC within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Proxy Statement, which we will file with the SEC within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Proxy Statement, which we will file with the SEC within 120 days after July 31, 2017, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
2.1 (1)	Separation and Distribution Agreement, dated July 31, 2013

2.2 (2)	Agreement and Plan of Merger, dated as of May 11, 2017, by and among Straight Path Communications Inc. Verizon Communications Inc. and Waves Merger Sub I, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (4)	Amendment to By-Laws of Straight Path Communications Inc.

10.1 (3)	Amended 2013 Stock Option and Incentive Plan

10.2 (1)	Transition Services Agreement, dated July 31, 2013

10.3 (1)	Tax Separation Agreement, dated July 31, 2013

10.4 (5)	Consent Decree between the Registrant, Straight Path Spectrum, LLC and the Federal Communications Commission dated January 11, 2017.

10.5 (6)	Loan Agreement between the Registrant and each Lender named on Schedule A thereto, dated February 6, 2017.

10.6 (7)	IDT Term Sheet, dated April 9, 2017, relating to the settlement of claims between Straight Path Communications Inc. and IDT Corporation.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Zwick & Banyai, PLLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Management contract or compensatory plan or arrangement.

(1)    Incorporated by reference to the Company’s Form 10-12G/A filed July 31, 2013.

(2)    Incorporated by reference to the Company’s Form 8-K filed May 11, 2017.

(3)    Incorporated by reference to the Company’s Form DEF 14A filed November 24, 2014.

(4)    Incorporated by reference to the Company’s Form 8-K filed April 13, 2017.

(5)    Incorporated by reference to the Company’s Form 8-K filed January 12, 2017.

(6)    Incorporated by reference to the Company’s Form 8-K filed February 7, 2017.

(7)    Incorporated by reference to the Company’s Form 8-K filed April 10, 2017.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

Date: October 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Davidi Jonas	Chief Executive Officer,	October 10, 2017
Davidi Jonas	President and Director (Principal Executive Officer)

/s/ Jonathan Rand	Chief Financial Officer	October 10, 2017
Jonathan Rand	(Principal Financial Officer and Principal Accounting Officer)

/s/ K. Chris Todd	Director	October 10, 2017
K. Chris Todd

/s/ William F. Weld	Director	October 10, 2017
William F. Weld

/s/ Fred S. Zeidman	Director	October 10, 2017
Fred S. Zeidman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

STRAIGHT PATH COMMUNICATIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Straight Path Communications Inc.

We have audited the accompanying consolidated balance sheets of Straight Path Communications Inc. as of July 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended July 31, 2017. Straight Path Communications Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Straight Path Communications Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Straight Path Communications Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Straight Path Communications Inc. as of July 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Zwick & Banyai, PLLC
Zwick & Banyai, PLLC
Southfield, Michigan

October 10, 2017

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2017	July 31, 2016

Assets
Current assets:
Cash and cash equivalents	$8,535	$11,361
Trade accounts receivable, net of allowance for doubtful accounts of $19 and $0, respectively	51	40
Inventory	1,588	-
Assets held for sale – Intellectual Property Business	3	-
Prepaid expenses and other current assets	118	1,627
Total current assets	10,295	13,028
Prepaid expenses – related to the sale of IP Business to IDT	1,029	-
Intangible assets	365	365
Other assets	161	104
Total assets	$11,850	$13,497

Liabilities and Equity (Deficiency)
Current liabilities:
Trade accounts payable (related party of $29 and $25)	$3,210	$684
Accrued expenses (related party of $900 and $65)	3,502	1,042
Liabilities held for sale – Intellectual Property Business	357	-
FCC consent decree payable	3,500	-
Loans payable, net of debt discount of $1,101 and $0, respectively	11,274	-
Deferred revenue	217	73
Income taxes payable	-	225
Total current liabilities	22,060	2,024
Settlement of litigation	7,200	-
Deferred revenue - long-term portion	75	92
Total liabilities	29,335	2,116
Commitments and contingencies
Equity (Deficiency)
Straight Path Communications Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding at July 31, 2017 and 2016	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 11,989 and 11,431 shares issued, 11,949 and 11,391 shares outstanding as of July 31, 2017 and 2016	120	114
Additional paid-in capital	38,377	21,589
Accumulated deficit	(52,872)	(8,225)
Treasury stock, 40 shares at cost at July 31, 2017 and 2016	(428)	(428)
Total Straight Path Communications Inc. stockholders’ equity (deficiency)	(14,795)	13,058
Noncontrolling interests	(2,690)	(1,677)
Total equity (deficiency)	(17,485)	11,381
Total liabilities and equity (deficiency)	$11,850	$13,497

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Year Ended July 31,
	2017	2016	2015

Revenues	$658	$2,156	$13,240

Costs and expenses:
Direct cost of revenues	115	933	6,043
Research and development	582	1,286	-
Selling, general and administrative (related party of $1,613, $596 and $420)	20,772	9,024	6,931

Total costs and expenses	21,469	11,243	12,974

Income (loss) from operations before items listed below	(20,811)	(9,087)	266

Civil penalty – FCC consent decree	15,000	-	-
Settlement of litigation	7,200	-	-

Income (loss) from operations	(43,011)	(9,087)	266

Other income (expense):
Interest expense, including amortization of debt discounts	(2,688)	-	-
Interest income	30	39	38
Other income	22	398	334

Total other income (expense)	(2,636)	437	372

Income (loss) before income taxes	(45,647)	(8,650)	638
Income tax benefits (provision for income taxes)	(13)	4	(2,714)

Net loss	(45,660)	(8,646)	(2,076)
Net loss attributable to noncontrolling interests	1,013	349	111

Net loss attributable to Straight Path Communications Inc.	$(44,647)	$(8,297)	$(1,965)

Loss per share attributable to Straight Path Communications Inc. stockholders:
Basic and diluted	$(3.67)	$(0.70)	$(0.17)

Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	12,176	11,871	11,457

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended July 31, 2017, 2016 and 2015

(In Thousands)

	Class A		Class B		Common Stock	Additional	(Accumulated Deficit)
	Common Stock		Common Stock		To Be	Paid-In	Retained	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Issued	Capital	Earnings	Stock	Interests	Total

Balance as of August 1, 2014	787	$8	11,013	$110	$-	$14,886	$2,037	$-	$(342)	$16,699

Common stock issued or to be issued for compensation	-	-	265	3	1,495	1,849	-	-	-	3,347

Common stock issued for exercises of stock options	-	-	12	-	-	68	-	-	-	68

Common stock issued for deferred stock units	-	-	20	-	-	-	-	-	-	-

Reversal of prior period related party payables	-	-	-	-	-	513	-	-	-	513

Common stock repurchased for withholding tax purposes	-	-	-	-	-	-	-	(545)	-	(545)

Sale of treasury stock	-	-	-	-	-	-	-	65	-	65

Forfeiture of unvested shares	-	-	(2)	-	-	-	-	-	-	-

Net loss for the year ended July 31, 2015	-	-	-	-	-	-	(1,965)	-	(111)	(2,076)

Dividends	-	-	-	-	-	-	-	-	(875)	(875)

Balance as of July 31, 2015	787	8	11,308	113	1,495	17,316	72	(480)	(1,328)	17,196

Common stock issued or to be issued for compensation	-	-	121	1	(1,495)	4,231	-		-	2,737

Common stock issued for exercises of stock options	-	-	2	-	-	10	-	-	-	10

Stock options issued for compensation	-	-	-	-	-	32	-	-	-	32

Issuance of treasury shares for 401K match	-	-	-	-	-	-	-	52	-	52

Net loss for the year ended July 31, 2016	-	-	-	-	-	-	(8,297)	-	(349)	(8,646)

Balance as of July 31, 2016	787	$8	11,431	$114	$-	$21,589	$(8,225)	$(428)	$(1,677)	$11,381

Common stock issued for compensation	-	-	369	4	-	6,201	-	-	-	6,205

Stock-based compensation	-	-	-	-	-	355	-	-	-	355

Common stock issued for exercises of stock options	-	-	41	1	-	1,801	-	-	-	1,802

Issuance of warrants with loans payable	-	-	-	-	-	3,307	-	-	-	3,307

Common stock issued for exercises of warrants	-	-	148	1	-	5,124	-	-	-	5,125

Net loss for the year ended July 31, 2017	-	-	-	-	-	-	(44,647)	-	(1,013)	(45,660)

Balance as of July 31, 2017	787	$8	11,989	$120	$-	$38,377	$(52,872)	$(428)	$(2,690)	$(17,485)

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended July 31,
	2017	2016	2015

Operating activities:
Net loss	$(45,660)	$(8,646)	$(2,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or to be issued for compensation	6,205	2,737	3,347
Stock-based compensation	355	32	-
Amortization of debt discounts	2,286	-	-
Allowance for doubtful accounts	19	-	-
Issuance of treasury shares for 401K match	-	52	-
Gain from sale of patent	-	-	(35)
Deferred income taxes	-	-	2,809
Changes in assets and liabilities:
Trade accounts receivable	(30)	42	(21)
Inventory	(945)	-	-
Assets held for sale – Intellectual Property Business	(3)	-	-
Prepaid expenses and other current assets	866	(1,354)	(181)
Prepaid expenses - related to settlements and licensing	-	783	4,977
Other assets	(57)	11	20
Trade accounts payable	2,526	446	238
Accrued expenses	2,460	214	(538)
Liabilities held for sale – Intellectual Property Business	357	-	-
FCC consent decree payable	3,500	-	-
Due to IDT Corporation	-	-	(6)
Deferred revenue	127	(1,586)	(10,179)
Income taxes payable	(225)	-	(245)
Settlement of litigation	7,200	-	-
Net cash used in operating activities	(21,019)	(7,269)	(1,890)

Investing activities:
Prepaid expenses – related to sale of IP business to IDT	(1,029)	-	-
Purchase of intangibles	-	-	(15)
Proceeds from sale of patent	-	-	35
Net cash provided by (used in) investing activities	(1,029)	-	20

Financing activities:
Proceeds from loans payable	17,500	-	-
Costs related to loans payable	(80)	-	-
Common stock issued upon exercise of stock options	1,802	10	68
Sale of treasury stock	-	-	65
Dividends paid to stockholders of noncontrolling interests	-	-	(875)
Net cash provided by (used in) financing activities	19,222	10	(742)

Net decrease in cash and cash equivalents	(2,826)	(7,259)	(2,612)
Cash and cash equivalents at beginning of year	11,361	18,620	21,232
Cash and cash equivalents at end of year	$8,535	$11,361	$18,620

Supplemental schedule of noncash activities
Reclassification of prepaid marketing to inventory	$643	$-	$-
Issuance of warrants with loans payable	$3,307	$-	$-
Exercises of warrants reducing loans payable	$5,125	$-	$-
Common stock repurchased for withholding tax purposes	$-	$-	$545
Reversal of prior period related party payables	$-	$-	$513

Supplemental cash flow information
Cash paid during the year for interest	$305	$-	$-
Cash paid during the year for income taxes	$13	$15	$119

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Straight Path Communications Inc. (“Straight Path”), a Delaware corporation, was incorporated in April 2013. Straight Path owns 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and Straight Path Ventures, LLC (“Straight Path Ventures”), and 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”). In these financial statements, the “Company” refers to Straight Path, Straight Path Spectrum, Straight Path Ventures, and Straight Path IP Group on a consolidated basis. All material intercompany balances and transactions are eliminated in producing our consolidated financial statements.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, the Company was spun-off by IDT to its stockholders and became an independent public company (the “Spin-Off”). The Company authorized the issuance of two classes of its common stock, Class A (“Class A common stock”) and Class B (“Class B common stock”).

On May 11, 2017, the Company entered into a merger agreement with Verizon Communications, Inc. (“Verizon”) and a Verizon subsidiary. For a further discussion, see Note 2 – Verizon Merger Agreement.

On January 11, 2017, the Company entered into a consent decree with the Federal Communications Commission (the “FCC”) settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). The Company agreed to pay an initial civil penalty of $15 million (the “Initial Civil Penalty”). For further discussion, see Note 11 – Regulatory Enforcement.

On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al, No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action. Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) which will be fully covered by insurance policies maintained by the Company and a $7.2 million additional payment (the “Additional Payment”). For a further discussion, see Note 11 – Shareholder Litigation.

On April 9, 2017, the Company and IDT entered into a binding term sheet (the “IDT Term Sheet”) to settle potential claims related to certain claims under agreements related to the Spin-Off, and to sell the Company’s interest in Straight Path IP Group to IDT. For further discussion, see Note 3 – Settlement of Claims with IDT and Sale of Straight Path IP Group.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., Fiscal 2017 refers to the fiscal year ending July 31, 2017).

Straight Path Spectrum

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds a broad collection of exclusively licensed commercial fixed and mobile wireless spectrum licenses. These licenses, granted by the FCC, include 735 licenses in the 39 gigahertz (“GHz”) band and 133 licenses in the local multipoint distribution service (“LMDS”) band. Straight Path Spectrum offers its customers point-to-point and point-to-multipoint wireless broadband digital telecommunications services. The broad geographical reach of the licenses enables Straight Path Spectrum to provide its services throughout the United States. The Consent Decree with the FCC bars the Company from entering into any new leases of its spectrum, which will limit our ability to increase our leasing revenue in the future. In addition, under the merger agreement with Verizon, we are restricted from taking certain actions that would be inconsistent with the intent of the Verizon Merger Agreement as more fully described in that agreement. Accordingly, we currently are not seeking to expand our leasing or other spectrum business operations.

For further discussion, see Note 11 – Regulatory Enforcement.

In October 2010, Straight Path Spectrum paid an aggregate of $210,000 to renew certain of its 39 GHz spectrum licenses and established a new expiration date of October 18, 2020 for these licenses. The Company included the license renewal costs in other assets, which are being charged to expense on a straight-line basis over the ten-year term of the licenses.

Straight Path Ventures

Straight Path Ventures, a Delaware limited liability company, develops next generation wireless technology for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) for new 39 GHz transceiver technology. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies. On August 31, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 800 megabits per second at a distance of 500 meters.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Straight Path IP Group’s patent portfolio consists of the NetSpeak and Droplet portfolios. The NetSpeak portfolio includes U.S. Patents Nos. 6,131,121; 6,701,365; 6,513,066; 6,185,184; 6,829,645; 6,687,738; 6,009,469; 6,226,678; 7,149,208 and 6,178,453, and the foreign counterparts to U.S. Patent No. 6,108,704, which are German Patent No. 852868 and Taiwan Patent No. NI-096566. The Droplet portfolio includes U.S. Patents Nos. 6,847,317; 7,844,122; 7,525,463; 8,279,098; 7,436,329; 7,679,649, 8,947,271, 8,896,717, 8,849,964, 8,896,652 and a number of U.S. and foreign patent applications.

These patents had finite lives, and all of them have expired. Straight Path IP Group may continue to enforce the patents for patent infringement that occurred before expiration, although we do not anticipate filing additional actions. There is no guarantee that the patents will be adequately exploited or commercialized.

We generally pay law firms that represent us in litigation against alleged infringers of our intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. In addition, beginning on October 2, 2017, Straight Path IP Group will pay one of the law firms $100,000 per month as a non-refundable fee creditable against any contingency payment that may be paid to that firm in the future; there are also other directly related legal expenses, such as expert testimony, travel, filing fees, and others.

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

Direct Cost of Revenues

Direct cost of revenues for Straight Path Spectrum consists primarily of network and connectivity costs. Such costs are charged to expense as incurred. Direct cost of revenues for Straight Path IP Group consisted of legal expenses directly related to revenues from litigation settlements.

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

Inventory

Inventory, consisting solely of finished goods, is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow-moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. No reserve for obsolescence was recorded as of July 31, 2017.

Intangible Assets

Intangible assets consist primarily of the cost of the wireless spectrum licenses that were transferred to the Company by an entity controlled by the Former SPSI CEO in connection with the June 2013 settlement of all outstanding claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO (see Note 11 – Other Commitments and Contingencies – Former SPSI CEO). The wireless spectrum licenses are not amortized since they are deemed to have an indefinite life. These assets are reviewed annually or more frequently under certain conditions for impairment using a fair value approach. On August 1, 2013, the Company adopted the accounting standard update that reduced the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improved consistency in impairment testing guidance among long-lived asset categories. The Company may first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, the Company was required to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

No impairment was recorded as of July 31, 2017 and 2016.

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

Loss per Share

Basic loss per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted loss per share is computed in the same manner as basic loss per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options and warrants using the treasury stock method, unless the effect of such increase is anti-dilutive.

The following table sets forth the number of Class B shares of common stock issuable upon the exercise of stock options and warrants which were excluded from the diluted per share calculation even though the exercise price was less than the average market price of the Class B common shares and non-vested restricted Class B common stock because the effect of including these potential shares was anti-dilutive due to the net loss incurred during that period:

	Years Ended
	July 31,
	2017	2016	2015
	(in thousands)

Stock options	29	3	4
Warrants	65	—	—
Non-vested restricted Class B common stock	251	196	331

Shares excluded from the calculations of diluted loss per share	345	199	335

The following table sets forth the number of stock options to purchase Class B common stock which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the Class B common shares:

	Years Ended
	July 31,
	2017	2016	2015
	(in thousands)

Warrants	7	—	—
Stock options	—	88	—
Non-vested restricted Class B common stock	—	—	—

Shares excluded from the calculations of diluted loss per share	7	88	—

For the years ended July 31, 2017, 2016 and 2015, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation - Stock Compensation.” The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense. See Note 10.

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

Year ended July 31, (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2017
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$—	$19	$—	$19
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$—	$—	$—	$—

Inventory

Inventory, consisting solely of finished goods, is valued at the lower of cost or market.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Recently Issued Accounting Pronouncements

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-04”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard effective August 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

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

Effective August 1, 2016, the Company adopted ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. The adoption of ASU 2014-15 did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 did not have a significant impact on the Company’s consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Effective February 1, 2017, the Company adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

Effective for Fiscal 2016, the Company adopted ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (quarter ending October 31, 2018 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 (quarter ending October 31, 2019 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (quarter ending October 31, 2017 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as the ASU 2014-09. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (quarter ending October 31, 2018 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 (quarter ending October 31, 2018 for the Company). Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2017-09 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements

Subsequent Events

Management has evaluated subsequent events through the date of this filing.

Note 2—Verizon Merger Agreement

On April 9, 2017, the Company signed the Agreement and Plan of Merger with AT&T Inc. and Switchback Merger Sub Inc. (the “AT&T Merger Agreement”). Among the terms, the AT&T Merger Agreement allowed the Company to terminate the AT&T Merger Agreement if the Company received a better offer (as defined). If such an offer was accepted, the Company would be required to pay AT&T a termination fee of $38 million. The Company did receive better offers from Verizon.

On May 11, 2017, the Company entered into an Agreement and Plan of Merger (the “Verizon Merger Agreement”) with Verizon, a Delaware corporation, and Waves Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Verizon (“Merger Sub”). The Verizon Merger Agreement called for Verizon to pay the $38 million to AT&T on behalf of the Company. Such payment was made by Verizon on May 11, 2017.

Per Section 7.3(b) of the Verizon Merger Agreement, “Termination by the Company,” if the Company terminated the Verizon agreement as a result of receiving a Superior Proposal (as defined), before the Requisite Company Vote (as defined) being obtained, then the Company would repay Verizon the $38 million paid to AT&T. This contingency would create a liability to us only if we accepted a Superior Proposal. As of July 31, 2017, the Company did not receive and did not enter into an agreement for a Superior Proposal. The Requisite Company Vote occurred on August 2, 2017, as further noted below. As a result, the Company never owed the termination fee to Verizon.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The board of directors (the “Board”) of the Company has unanimously approved the Verizon Merger Agreement and determined that the Verizon Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, the Company and its stockholders, and has resolved to recommend that the Company’s stockholders adopt the Verizon Merger Agreement.

The Company has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to participate in any discussions concerning, or provide non-public information in connection with, any unsolicited acquisition proposals. However, the Board may, subject to certain conditions, at any time before the Company’s stockholders vote to adopt the Verizon Merger Agreement, change its recommendation in favor of approval of the Verizon Merger Agreement if, in connection with receipt of a superior proposal or an event occurring after the date of the Verizon Merger Agreement with respect to the Company, it determines in good faith, after consultation with its financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties to the Company’s stockholders under applicable law.

On August 2, 2017, the Company held a special meeting of its stockholders to vote on a proposal to adopt the Verizon Merger Agreement. At such meeting, the proposal to adopt the Verizon Merger Agreement was approved with 89% of the votes entitled to be cast at the special meeting voting; and of the votes cast, approximately 99% of the votes cast in favor of the proposal to adopt the Verizon Merger Agreement. That approval terminated the Board’s ability to consider unsolicited acquisition proposals, change its recommendation of the Merger and terminate the Verizon Merger Agreement in connection therewith.

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

The Company and Verizon filed notification and report forms under the HSR Act with the Federal Trade Commission and the Antitrust Division of the Department of Justice on May 19, 2017. The HSR Act waiting period expired on June 19, 2017, and the condition for HSR Act clearance was satisfied.

On June 1, 2017, the Company and Verizon submitted applications to the FCC seeking consent to transfer control of the Company’s spectrum licenses to Verizon. For further discussion, see Note 11 – Regulatory Enforcement.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Verizon Merger Agreement contains certain termination rights for both the Company and Verizon including upon (i) an uncured breach by the other party which results in the failure of a closing condition, (ii) the failure to receive the approval of the Verizon Merger Agreement by the Company’s stockholders, and (iii) the Company’s Board changing its recommendation in favor of the Verizon Merger Agreement. The Verizon Merger Agreement further provides that, upon termination of the Verizon Merger Agreement, under certain circumstances following a change in recommendation by the Company in connection with its receipt of a superior proposal or due to an Intervening Event (as defined in the Verizon Merger Agreement), the Company may be required to pay Verizon a termination fee equal to $38 million. The requisite vote of the Company’s stockholders occurred on August 2, 2017. As a result, the Company never owed the termination fee to Verizon. Either the Company or Verizon may terminate the Verizon Merger Agreement if the completion of the Merger has not occurred on or before February 12, 2018 (as it may be extended as provided below, the “Termination Date”); provided, however, that if regulatory approvals have not been obtained and all other conditions to closing have been satisfied or waived, the Termination Date will automatically be extended for an additional one hundred and eighty days. In addition, Verizon is required to pay the Company an aggregate amount equal to $85 million (the “Parent Termination Fee”) in the event that the Merger has not closed by the extended Termination Date, and all conditions to closing other than receipt of FCC consent or HSR approval (or expiration of the waiting period under the HSR) have been satisfied or waived. In the event that the Verizon Merger Agreement is terminated other than as a result of Verizon’s breach or under circumstances in which Verizon is required to pay the Parent Termination Fee, the Company will be required to pay Verizon an amount equal to the AT&T Termination Fee (as defined in the Verizon Merger Agreement) paid by Verizon on the Company’s behalf.

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

In addition, Howard Jonas, who has the right to vote a majority of the voting power of the Company’s common stock, entered into a voting agreement with Verizon concurrently with the entry into the Verizon Merger Agreement (the “Voting Agreement”). The Voting Agreement provided that Mr. Jonas (holding his Class A shares through a trust) would vote his Class A shares in the Company in favor of the Merger and the other transactions contemplated in the Verizon Merger Agreement, on the terms and subject to the conditions set forth in the Voting Agreement. The Voting Agreement would terminate automatically upon the earliest to occur of (i) the effective time of the Merger, (ii) the valid termination of the Verizon Merger Agreement pursuant to Article VII thereof, (iii) a change of recommendation by the Board in the event of a Superior Proposal or Intervening Event, (iv) any change being made to the terms of the Verizon Merger Agreement that would terminate the Trust’s or Mr. Jonas’s obligation to vote in favor of the Merger (on the terms and subject to the conditions in the Verizon Merger Agreement) or (v) February 12, 2018. The Company is not a party to the Voting Agreement.

On May 11, 2017, the AT&T Merger Agreement was terminated in its entirety by the Company. In addition, on May 11, 2017, Verizon paid to AT&T, on behalf of the Company, the $38 million Company Termination Fee (as defined in the AT&T Merger Agreement) concurrently with the termination of the AT&T Merger Agreement pursuant to the terms and conditions thereof. The $38 million fee would be repaid by the Company to Verizon if the Company terminated the Verizon Merger Agreement as the result of the Company receiving a superior offer before the Requisite Company Vote (as defined) being obtained. As of July 31, 2017, the Company did not receive a superior offer and as such, the $38 million fee was not owed to Verizon. On August 2, 2017, the Requisite Company Vote occurred approving the Verizon Merger Agreement, and Howard Jonas voted his shares in favor of the Verizon Merger Agreement. That approval terminated the Board’s ability to consider unsolicited acquisition proposals, change its recommendation of the Merger and terminate the Verizon Merger Agreement in connection therewith.

The Company has incurred costs totaling approximately $2,847,000 related to the Verizon Merger Agreement. These costs were included in selling, general and administrative expenses.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

If the Merger is consummated, the Company estimates that it will incur various fees and expenses, which will be paid by Verizon. These fees and expenses include but are not limited to the following:

1.	Payment to the FCC of 20% of the Proceeds (as defined in the FCC Consent Decree) (see Note 11 – Regulatory Enforcement)

2.	Financial advisor and legal fees - $63.9 million

3.	Balance owed to PTPMS Communications, LLC (“PTPMS”) (see Note 11 – PTPMS)

4.	Balance owed to Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) - $3.0 million (see Note 11 – Other Commitments and Contingencies)

5.	Severance and retention payments to certain members of management – see below

In connection with its entry into the AT&T Merger Agreement and then the Verizon Merger Agreement, the Company approved severance arrangements for Davidi Jonas (“Jonas”), the Company’s Chief Executive Officer and President, Jonathan Rand (“Rand”), the Company’s Chief Financial Officer and treasurer, Zhouyue (Jerry) Pi (“Pi”), the Company’s Chief Technology Officer, and David Breau (“Breau”), the Company’s General Counsel (each an “Executive”, and collectively, the “Executives”). The severance arrangements provide that if, within two years following the consummation of the Merger, the Company terminates an Executive’s employment without “Cause” or an Executive resigns for “Good Reason” (each such term to be defined in the severance agreements to be entered into prior to the consummation of the Merger), the Executive shall be entitled to receive a lump sum payment equal to one and one-half times (1.5x) (two and one-half times (2.5x) for Jonas) the sum of the Executive’s annual base salary and target bonus, subject to the execution of a release of claims.

The Company also approved retention bonus payments for Jonas, Rand and Breau in the amounts of $1,800,000, $1,000,000 and $1,000,000, respectively. Subject to continued employment through the consummation of the Merger, such individuals shall be entitled to receive their retention bonus payment in a lump sum within thirty days following the consummation of the Merger.

Note 3—Settlement of Claims with IDT and Sale of Straight Path IP Group

On April 9, 2017, the Company and IDT entered into a the IDT Term Sheet, providing for the settlement and mutual release of potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). Pursuant to the IDT Term Sheet, in exchange for the Mutual Release, (i) IDT will pay the Company $16 million; (ii) the Company will transfer to IDT its ownership interest in Straight Path IP Group; and (iii) stockholders of the Company will receive 22 percent of the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). As of the date of the filing of this report, the parties have not yet consummated the settlement agreement and mutual release contemplated by the IDT Term Sheet. The definitive settlement agreement is under negotiation. As such, the assets and liabilities of Straight Path IP Group have been classified as assets held for sale and liabilities held for sale on the consolidated balance sheet.

The Company incurred costs totaling approximately $1,029,000 related to the negotiation and execution of the IDT Term Sheet. These costs will be included in the gain/loss recognized if the transaction is consummated. If the transaction is not consummated, the costs will be charged to operations in the period when such determination is made.

For a further discussion of the transaction, see the Form 8-K filed by the Company with the SEC on April 10, 2017.

Note 4—Fair Value Measurements

At July 31, 2017 and 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At July 31, 2017 and 2016, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, and accrued expenses approximated fair value due to their short-term nature. The carrying value of the loans payable approximated its fair value as of July 31, 2017 as the interest rate approximated market.

Note 5—Income Taxes

As a result of its corporate structure, Straight Path and its subsidiaries file the following income tax returns.

Straight Path Spectrum files its own tax returns. There is no provision for Straight Path Spectrum for the years ended July 31, 2017, 2016 and 2015 as it incurred a taxable loss in those years. In addition, there is a 100% valuation allowance against the net operating losses generated by Straight Path Spectrum at both July 31, 2017 and 2016.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The operations of Straight Path IP Group are included in the consolidated tax return of Straight Path. There is no provision of current taxes for Straight Path for the years ended July 31, 2017, 2016 and 2015. In Fiscal 2014 and 2015, capital contributions were made to a wholly-owned limited liability company which allowed Straight Path to utilize certain suspended losses. The Company estimated that such suspended losses made available by the capital contributions would fully offset taxable income generated by Straight Path IP Group for the fiscal year. The remaining suspended losses can only be utilized by Straight Path if additional capital contributions are made. In addition, there is a 100% valuation allowance against the net deferred tax assets related to Straight Path at July 31, 2017 (see discussion below). The tax expense in Fiscal 2016 represents state income and franchise taxes. The benefit in Fiscal 2015 represents a federal refund from a prior year net of current state income and franchise taxes.

Straight Path Ventures files its own tax returns. There is no provision for Straight Path Ventures for the years ended July 31, 2017, 2016 and 2015 as it incurred a taxable loss in those periods. In addition, since it is a partnership return, its results are passed to its partners, both of which are included in the consolidated tax return of Straight Path.

The provision for income taxes for Fiscal 2015 consisted solely of certain state income taxes.

The benefit from (provision for) income taxes consists of the following:

Year ended July 31,
(in thousands)	2017	2016	2015
Current:
Federal	$—	$39	$—
State and local	(13)	(35)	(34)
	(13)	4	(34)
Deferred:
Federal	—	—	(2,211)
State and local	—	—	(469)
	—	—	(2,680)
INCOME TAX BENEFITS (PROVISION FOR INCOME TAXES)	$(13)	$4	$(2,714)

Significant components of the Company’s deferred income tax assets and liabilities consist of the following:

July 31, (in thousands)	2017	2016
Deferred income tax assets (liabilities):
Net operating loss carryforward	$74,292	$57,098
Accrued expenses	3,808	338
Stock based compensation	(4,043)	(464)
Valuation allowance	(74,057)	(56,972)
TOTAL NET DEFERRED INCOME TAX ASSETS (LIABILITIES)	$—	$—

Because of its losses in the current and previous years, the Company concluded that it does not meet the criteria of more likely than not in order to utilize its deferred income tax assets in the foreseeable future for the Straight Path Spectrum line of business. Accordingly, the Company recorded a 100% valuation allowance against its deferred income tax assets.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Straight Path Ventures is treated as a partnership for Federal income tax purposes. Straight Path Ventures has generated material losses that are “suspended” in accordance with section 704(d) of the Internal Revenue Code, and accordingly, are not available to the Company unless the Company causes all or part of the suspension to be reversed. As a consequence of the “suspension,” no deferred tax asset is reflected herein with respect of such net operating losses. If any part of such net operating losses does become available, it is recorded as a tax benefit in the period used. In Fiscal 2014 and 2015, approximately $3.0 million of suspended losses became available to offset taxable income but the Company did not recognize a benefit due to taxable losses incurred. As discussed below, the Internal Revenue Service is in the process of auditing the Fiscal 2015 return and is anticipated to be completed in the near future.

The differences between income taxes expected at the federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31,
(in thousands)	2017	2016	2015
Federal income tax at statutory rate	$15,524	$2,939	$(262)
Permanent differences	(759)	(2)	1,048
Valuation allowance	(17,085)	(3,394)	(3,500)
Other	15	(3)	—
State and local income tax, net of federal benefit	2,292	464	—
PROVISION FOR (INCOME TAXES) INCOME TAX BENEFITS	$(13)	$4	$(2,714)

At July 31, 2017, the Company had net operating loss carryforwards of approximately $187 million. These net operating losses are split $170 million from Straight Path Spectrum and $17 million from Straight Path IP Group (Straight Path). These carryforward losses are available to offset future taxable income. The net operating loss carryforwards will start to expire in Fiscal 2022, with the loss from Fiscal 2017 expiring in Fiscal 2037.

The change in the valuation allowance for deferred income taxes was as follows:

Year ended July 31, (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2017
Reserves deducted from deferred income taxes, net:
Valuation allowance	$56,972	$17,085	$—	$74,057

2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$53,681	$3,394	$(103)	$56,972

2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$50,191	$3,500	$(10)	$53,681

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended July 31,
(in thousands)	2017	2016	2015
Balance at beginning of period	$215	$210	$—
Additions based on tax positions related to the current period	—	—	—
Additions for tax positions of prior periods	6	5	210
Reductions for tax positions of prior periods	—	—	—
Settlements	—	—	—
Lapses of statutes of limitations	—	—	—
Balance at end of period	$221	$215	$210

All of the unrecognized income tax benefits at July 31, 2017 and 2016 would have affected the Company’s effective income tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

In the years ended July 31, 2017, 2016 and 2015, the Company recorded interest on income taxes of $6,000, $5,000 and $0, respectively. As of July 31, 2017 and 2016, there was no accrued interest included in current income taxes payable.

The Company’s various federal, state, and local tax returns for Fiscal 2015 through Fiscal 2017 remain subject to examination. The Internal Revenue Service is in the process of auditing the Fiscal 2015 return and is anticipated to be completed in the near future. The Company does not expect any adjustment to have a material impact on the Company’s consolidated financial statements.

.

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

July 31, (in thousands)	2017	2016
Prepaid marketing	$—	$760
Deposit on inventory purchases	—	630
Other	118	237
TOTAL PREPAID EXPENSES AND OTHER CURRENT ASSETS	$118	$1,627

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 7—Accrued Expenses

Accrued expenses consist of the following:

July 31, (in thousands)	2017	2016
Accrued compensation	$1,778	$362
Accrued professional fees	1,423	542
Accrued interest	96	—
Accrued license fees	80	—
Accrued equipment	64	101
Accrued commissions	57	—
Other	4	37
TOTAL ACCRUED EXPENSES	$3,502	$1,042

Note 8—Loan Payable

On February 6, 2017, the Company entered into a loan agreement (“Loan Agreement”) with a syndicate of investors (the “Lenders”) pursuant to which the Company borrowed $17.5 million (the “Loan Amount”). The loan matures on December 29, 2017. Interest accrued at a rate of 5% per annum until June 30, 2017 and then increased to a rate of 10% per annum. Other significant terms of the Loan Agreement include the following:

1.	$15 million of the Loan Amount is be used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount is being used for general corporate purposes and working capital needs.

2.	Upon funding the Loan Amount, the Lenders received warrants to purchase 252,161 shares of the Company’s Class B common stock with an aggregate exercise price equal to $7.5 million based on an exercise price of $34.70 per share. The exercise price was based on the weighted average trading price for the Class B common stock for the five trading days preceding the funding date. The warrants expire at the earlier of December 31, 2018 or a liquidation event (as defined). Warrants to purchase 147,682 shares of Class B common stock were exercised by the holders in the third quarter of Fiscal 2017 (see Note 9 - Equity).

3.

From and after June 30, 2017, the Lenders are entitled to receive additional warrants on a monthly basis with an aggregate value equal to 7.5% (the rate was 10% for July 2017 and August 2017) of the then outstanding Loan Amount. The exercise price for such warrants is based on the weighted average trading price for the Class B common stock for the ten trading days preceding the warrant issue date. Under this provision, the Lenders received the following warrants:

a.     On July 3, 2017, the Lenders received warrants to purchase 6,899 shares of the Company’s Class B common stock with an exercise price of $179.62 per share.

b.     On August 1, 2017, the Lenders received warrants to purchase 6,911 shares of the Company’s Class B common stock with an exercise price of $179.26 per share.

c.     On September 1, 2017, the Lenders received warrants to purchase 5,188 shares of the Company’s Class B common stock with an exercise price of $179.18.

d.   On October 2, 2017, the Lenders received warrants to purchase 5,152 shares of the Company’s Class B common stock with an exercise price of $180.48.

4.	To the extent the warrants are held by a Lender at the time of exercise, the exercise price will be paid by the reduction of the outstanding Loan Amount. As of July 31, 2017, the Loan Amount was reduced by $5,125,000 as the result of the exercise of 147,682 warrants received by the Lenders upon making the loan (see Note 9). There were no additional warrant exercises for the period from August 1, 2017 to the date of the filing of this report.

5.	The Loan Agreement is secured by a first priority security interest in primarily all of the assets of the Company.

The fair value of the warrants at the date of grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.13%
Dividend yield	0%
Volatility	5% - 96.68%
Expected term (in years)	1.92

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company also incurred cash costs of $80,000 in connection with the loan.

The fair value of the warrants and the cash loan costs are amortized to interest expense over the term of the Loan Agreement. Amortization amounted to $2,286,000 for Fiscal 2017.

Interest expense incurred under the Loan Agreement totaled $402,000 for Fiscal 2017.

At July 31, 2017, loans payable were $11,274,000 which is net of unamortized debt discounts of $1,101,000.

Note 9—Equity

Class A Common Stock and Class B Common Stock:

The rights of holders of shares of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. Shares of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board. In addition, shares of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. Shares of Class A common stock are entitled to three votes per share and shares of Class B common stock are entitled to one-tenth of a vote per share. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

Class B common stock activity for Fiscal 2015 was as follows:

1.	The Company issued 264,500 shares to directors and officers as compensation.
2.	The Company issued 12,053 shares upon the exercise of stock options and received proceeds of $68,000.
3.	The Company issued 20,300 shares for the exercise of deferred stock units.
4.	2,200 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

Class B common stock activity for Fiscal 2016 was as follows:

1.	The Company issued a total of 36,000 shares to two employees as compensation.
2.	The Company issued 60,000 shares to Jonas as compensation.
3.	The Company issued 24,000 shares to non-employee directors as compensation.
4.	The Company issued 1,250 shares to a consultant as compensation.
5.	The Company issued 1,631 shares upon the exercise of stock options and received proceeds of $9,300.
6.	131 restricted shares issued to former employees of IDT were forfeited in accordance with the terms of the grant.

Class B common stock activity for Fiscal 2017 was as follows:

1.	The Company issued 180,000 restricted shares to Jonas as compensation.
2.	The Company issued 108,000 restricted shares to other officers and 56,000 restricted shares to other employees as compensation.
3.	The Company issued 24,000 shares to non-employee directors as compensation.
4.	The Company issued 1,250 shares to a consultant as compensation.
5.	The Company issued 41,114 shares upon the exercise of stock options and received proceeds of $1,801,600.
6.	The Company issued 147,682 shares to various Lenders upon the exercise of warrants and reduced the Loan Amount by $5,125,000.

See Note 10 - Stock-Based Compensation below for a further discussion.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

No shares of Class B common stock were issued from August 1, 2017 to the date of the filing of this report.

Preferred Stock:

The Company’s Board has the authority to fix the price, rights, preferences, privileges and restrictions, including voting rights, of shares of the Company’s Preferred Stock without any further vote or action by the stockholders.

Issuances of Warrants:

As discussed in Note 8, the Company issued warrants as part of the Loan Agreement. The following table summarizes all warrant activity during Fiscal 2017.

	Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of August 1, 2016	—	$—	—	$—
Granted	259,060	38.56
Exercised	(147,682)	34.70
Cancelled/Forfeited	—	—
Outstanding and exercisable as of July 31, 2017	111,378	$43.68	1.4	$15,118

The following table summarizes information about warrants outstanding and exercisable at July 31, 2017:

	Warrants Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$ 34.70	104,479	1.4	$34.70	104,479
$ 179.62	6,899	1.4	179.62	6,899
	111,378	1.4	$43.68	111,378

The total intrinsic value of warrants exercised during Fiscal 2017 was $9,005,263. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $179.40 as of July 31, 2017, which would have been received by the warrant holders had all warrant holders exercised their warrants as of that date.

For the period from August 1, 2017 to the date of the filing of this report, the Company issued warrants to purchase 17,251 shares of the Company’s Class B Common Stock (see Note 8 – Loan Payable).

Dividends:

In April 2015, Straight Path IP Group declared a dividend totaling $5,647,342. Straight Path IP Group paid $875,338 to its minority stockholders and such dividends were charged to noncontrolling interests. The dividend to Straight Path of $4,772,004 was not paid as of the filing of this report but is eliminated in producing the Company’s consolidated financial statements.

The Company does not anticipate paying any additional dividends on its common stock until it achieves sustainable profitability (after satisfying all of our operational needs, including payments to the Former SPSI CEO) and retains certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum and Straight Path Ventures businesses and possibly the acquisition of complementary businesses or assets.  However, the Company does not intend to retain earnings beyond those needs and beyond what it believes it can effectively deploy, and the Company expects that such additional resources would be returned to stockholders via distributions or other means. The payment of dividends in any specific period will be at the sole discretion of the Company’s Board. Except for any special dividend that may be paid in connection with the transactions contemplated by the IDT Term Sheet discussed in Note 3, the Verizon Merger Agreement does not permit the Company to pay any additional dividends on its common stock.

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

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

At July 31, 2017 and 2016, there were 39,693 shares of treasury stock at a value of $427,916. At July 31, 2015, there were 41,723 shares of treasury stock at a value of $480,392.

Note 10—Stock-Based Compensation

Stock Options

Effective as of July 31, 2013, the Company adopted the 2013 Stock Option and Incentive Plan (as amended and restated to date) (the “2013 Plan”). There are 678,532 shares of the Company’s Class B common stock reserved for the grant of awards under the 2013 Plan. In October 2013, the Board approved an amendment to the 2013 Plan increasing the number of shares of the Company’s Class B common stock available for grant of awards by an additional 350,000 shares. The increase was approved by the stockholders on January 12, 2015 at the Company’s annual stockholder meeting. On October 8, 2015, the Company approved an amendment and restatement of the 2013 Plan increasing the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 475,000 shares. The increase was approved by the stockholders on January 12, 2016 at the Company’s annual stockholder meeting.

In connection with the Spin-Off, each holder of an option to purchase IDT Class B common stock received a ratable share in a pool of options to purchase 32,155 shares of the Company’s Class B common stock. The exercise price of the Company’s options is $5.67 per share which was equal to the closing price of the Company’s Class B common stock on the first trading day following the consummation of the Spin-Off. The options to purchase shares of the Company were issued under the Company’s Plan.

In June 2016, three of the Company’s officers obtained options to purchase 87,707 shares of Class B common stock. These options expire three years from the date of grant, and have a weighted average exercise price of $50.00 per share.

The following table summarizes all stock option activity during Fiscal 2015 through Fiscal 2017.

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of August 1, 2014	26,548	$5.67	5.7	$112
Granted	—	—
Exercised	(12,053)	5.67
Cancelled/Forfeited	(472)	5.67
Outstanding as of July 31, 2015	14,023	$5.67	5.4	$251
Granted	87,707	50.00
Exercised	(1,631)	5.67
Cancelled/Forfeited	(298)	5.67
Outstanding as of July 31, 2016	99,801	$44.63	3.1	$152
Granted	—	—
Exercised	(41,114)	43.82
Cancelled/Forfeited	(179)	5.67
Outstanding as of July 31, 2017	58,508	$45.32	2.1	$7,845

Vested and expected to vest as of July 31, 2017	58,508	$45.32	2.1	$7,845
Exercisable as of July 31, 2017	52,828	$49.58	1.9	$6,858

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes information about options outstanding and exercisable at July 31, 2017:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$ 5.67	6,183	4.0	$5.67	503
$ 50.00	52,325	1.9	50.00	52,325
	58,508	2.1	$45.31	52,828

The total fair value of stock options that vested during Fiscal 2017, Fiscal 2016, and Fiscal 2015 was approximately $355,000, $32,000 and $0, respectively. As of July 31, 2017, there was $0 of total unrecognized compensation cost related to non-vested stock options.

The weighted-average grant date fair value of stock options granted during Fiscal 2016 was $4.41. There were no grants during Fiscal 2017 and Fiscal 2015. The Company estimated the fair value of options granted in Fiscal 2016 using the Black-Scholes option pricing model with the following assumptions:

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

The total intrinsic value of options exercised during Fiscal 2017, Fiscal 2016, and Fiscal 2015 was approximately $1,802,000, $46,000 and $204,000, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $179.40 as of July 31, 2017, $18.24 as of July 31, 2016, and $23.57 as of July 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock-based compensation is included in selling, general and administrative and, with respect to stock options granted, amounted to approximately $355,000 and $32,000 for the years ended July 31, 2017 and 2016, respectively.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Common Stock

On August 2, 2013, the Company granted its non-employee directors a total of 3,750 shares of the Company’s Class B common stock with an aggregate fair value of $21,263. These shares vested immediately upon grant. In addition, on August 2, 2013, the Company granted Jonas 229,608 restricted shares of Class B Common Stock, and Rand, 38,268 restricted shares of Class B Common Stock. Jonas’ grants of restricted shares vest as to one-third of the granted shares on each of August 2, 2014, 2015, and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board. Rand’s grants of restricted shares originally vested as to one-third of the granted shares on each of August 2, 2014, 2015, and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board. On June 2, 2016, the vesting for the third tranche was changed from August 3, 2016 to October 16, 2016. The aggregate fair value of the grant was approximately $1,519,000 which was charged to expense on a straight-line basis over the vesting period.

On August 6, 2013, the Company granted various consultants an aggregate of 10,100 restricted shares of its Class B common stock. These restricted shares vest as to one-third of the granted shares in each of August 2014, 2015 and 2016, unless otherwise determined by the Compensation Committee of the Company’s Board. The aggregate grant date fair value of the grant was $50,000, which was charged to expense on a straight-line basis over the vesting period.

On July 30, 2014, the Company granted Jonas 71,000 restricted shares of Class B common stock and Rand 52,000 restricted shares of Class B common stock. The shares vested unevenly through Fiscal 2017. The aggregate fair value of the grant was approximately $1,214,000 which was charged to expense on a straight-line basis over the vesting period.

On July 31, 2014, the Company granted a consultant 5,500 restricted shares of its Class B common stock. These restricted shares vested as to one-half of the granted shares on each of January 31, 2015 and July 31, 2015, unless otherwise determined by the Compensation Committee of the Company’s Board. The aggregate grant date fair value of the grant was approximately $91,000, which was charged to expense on a straight-line basis over the vesting period.

On September 1, 2014, the Company granted Pi 60,000 restricted shares of Class B common stock. These restricted shares originally vested as to one-third of the granted shares on each of October 16, 2015, September 1, 2016, and September 1, 2017. On June 2, 2016, the vesting for the second tranche was changed from September 1, 2016 to October 16, 2016 and the vesting for the third tranche was changed from September 1, 2017 to October 16, 2017. The aggregate fair value of the grant was $573,000, which is being charged to expense on a straight-line basis over the vesting period.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On January 5, 2015, the Company granted its non-employee directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $438,000.

On July 23, 2015, the Company granted Pi 30,000 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2016, 2017, and 2018. The aggregate fair value of the grant was $914,400, which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Company granted two employees a total of 22,500 restricted shares of Class B common stock. These restricted shares vest as to one-third of the granted shares on each of October 16, 2015, 2016, and 2017. The aggregate fair value of the grant was $685,800, which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Company granted one employee a total of 5,000 restricted shares of Class B common stock. These restricted shares vest as to one-half of the granted shares on each of October 16, 2016 and 2017. The aggregate fair value of the grant was $152,400, which is being charged to expense on a straight-line basis over the vesting period.

On July 23, 2015, the Compensation Committee of the Board approved the issuance to Jonas of 60,000 shares of Class B common stock for services performed for the entire Fiscal 2015. The aggregate fair value of the issuance was $1,494,900 and was charged as stock compensation in Fiscal 2015. The shares were issued on August 7, 2015. As of July 31, 2015, such shares were classified as common stock to be issued.

In October 2015, the Company granted an employee 28,000 restricted shares of Class B common stock. 4,000 of the shares vested on April 4, 2016. The balance of the shares will vest as to one-third of the granted shares on each of October 16, 2016, 2017, and 2018. The aggregate fair value of the grant was $1,052,000, which is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2016, the Company granted its non-employee directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately upon grant. The aggregate fair value of the grant was approximately $418,000.

On March 15, 2016, the Company granted Breau 8,000 restricted shares of Class B common stock. 4,000 of the shares will vest on October 16, 2016 and 4,000 shares vested on March 16, 2017. The aggregate fair value of the grant was $285,000, which was charged to expense on a straight-line basis over the vesting period.

In October 2016, the Company granted officers and employees 164,000 restricted shares of Class B common stock. The shares vest over a two-to-four-year period. The aggregate fair value of the grant was approximately $4,392,000, which is being charged to expense on a straight-line basis over the vesting periods.

In addition, in October 2016, the Company issued 120,000 restricted shares of Class B common stock to Jonas as compensation as follows:

1.	60,000 shares which vested immediately. The aggregate fair value of the grant was $1,866,000, which was charged to expense in the period issued.

2.	60,000 shares which vest over a three-year period. The aggregate fair value of the grant was $1,866,000, which is being charged to expense on a straight-line basis over the vesting period.

On September 9, 2016, the Company issued 1,250 restricted shares of Class B common stock to a consultant as compensation. The shares vest over a 13-month period. The aggregate fair value of the grant is being charged to expense on a straight-line basis over the vesting period.

On January 5, 2017, the Company granted its non-employee directors an aggregate of 24,000 restricted shares of Class B common stock. These grants are the annual grants to non-employee directors provided for in the Plan. The shares vested immediately. The aggregate fair value of the grant was approximately $886,000.

On April 10, 2017, the Company granted Jonas 60,000 restricted shares of Class B common stock. The shares vest over a three-year period. The aggregate fair value of the grant was approximately $2,144,000, which is being charged to expense on a straight-line basis over the vesting period.

Stock-based compensation related to common stock is included in selling, general and administrative expense and amounted to approximately $6,205,000, $2,737,000, and $3,347,000 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

As of July 31, 2017, there were 350,312 restricted shares of Class B common stock that had not vested. As of July 31, 2017, there was approximately $7,385,000 of total unrecognized compensation cost related to non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2018 - $3,496,000, Fiscal 2019 - $2,705,000, Fiscal 2020 - $1,121,000 and Fiscal 2021 - $63,000.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11—Commitments and Contingencies

Legal Proceedings

Regulatory Enforcement

On January 11, 2017, the Company entered into the Consent Decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses on the terms specified therein. Material terms of the Consent Decree include the following:

1.	The FCC agreed to terminate its investigation.

2.	Straight Path Spectrum agreed to surrender 93 of its 828 39 GHz economic area spectrum licenses to the FCC, as well as 103 rectangular service area licenses that the Company does not believe were material assets of the Company.

3.	Straight Path Spectrum keeps all of its 28 GHz spectrum licenses.

4.	Straight Path Spectrum is barred from entering into any new leases of its spectrum.

5.	The Company agreed to pay the Initial Civil Penalty of $15 million in four installments as follows - $4 million on or before February 11, 2017; $4 million on or before April 11, 2017; $3.5 million on or before July 11, 2017; and $3.5 million on or before October 11, 2017. If the Company sells its remaining spectrum licenses (see below) prior to the due date of any installation payment, any remaining installation payments will become due on the date of such closing.

6.	The Company agreed to submit to the FCC an application for approval of a sale of its remaining 39 GHz and 28 GHz spectrum licenses on or before January 11, 2018 and pay the FCC 20% of the proceeds from such the sale(s).

7.	If the Company does not submit to the FCC an application for approval of a sale of its remaining spectrum licenses on or before January 11, 2018, the Company will pay an additional penalty of $85 million or surrender its remaining spectrum licenses.

The Company recorded the Initial Civil Penalty of $15 million and the associated expense is classified as “civil penalty – FCC consent decree” on the consolidated statement of operations. The first three installments of the Initial Civil Penalty totaling $11.5 million were paid. The remaining liability is classified as “FCC consent decree payable” on the consolidated balance sheet. As of July 31, 2017, FCC consent decree payable was $3.5 million.

As discussed in Note 2, the Company entered into the Verizon Merger Agreement. If the Merger is consummated, the fee owed per Item 6 above will be paid by Verizon as part of the Merger.

On June 1, 2017, the Company and Verizon submitted applications to the FCC seeking consent to transfer control of the Company’s spectrum licenses to Verizon. The transfer of control applications was referenced on an FCC Public Notice on July 21, 2017, and the FCC established a pleading cycle, allowing interested parties to comment on why the transaction should be approved or denied. Petitions to deny the application were due on August 11, 2017, oppositions to those petitions due on August 18, 2017 and replies to those oppositions were due on August 25, 2017.

Three parties – the Competitive Carriers Association, Public Knowledge and New America’s Open Technology Institute, and U.S. Telepacific – filed petitions to deny the transaction, change its recommendation of the Merger and terminate the Verizon Merger Agreement in connection therewith. The petitioning parties argued that approval of the transaction would result in excessive spectrum aggregation in local markets, undermine competition in 5G mobile broadband by precluding others from acquiring 5G spectrum, improperly benefit Straight Path in violation of the FCC Consent Decree, and terminate existing spectrum leases. In response, the Company and Verizon argued that approval of this transaction will advance 5G leadership. The Company and Verizon explained that the transaction will not create any competitive issues, and, once Verizon acquires the spectrum, it will remain below the FCC’s spectrum threshold for competitive review across the vast majority of markets. The Company and Verizon argued that opponents of the transaction cannot use the transaction to challenge the Consent Decree, review of this transaction must be limited to the transaction, and that the terms of the Consent Decree are final and are the result of the FCC’s deliberate and sound policy choices. The Company and Verizon clarified that Verizon will honor the Company’s contractual obligations under existing spectrum leases with third parties. In their replies, the parties opposing the transaction maintained their prior arguments, and also argued that the FCC should auction the Company’s spectrum licenses instead of approving the transaction and that the transaction is not in the public interest.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On September 7, 2017, and September 21, 2017, Hammer Fiber Optics filed ex parte letters noting a number of meetings with staff from the FCC’s Wireless Telecommunications Bureau and Office of Engineering and Technology, and meetings with Chairman Ajit Pai’s, Commissioner Mignon Clyburn’s, and Commissioner Brendan Carr’s legal advisors. In the letters, Hammer discussed the relevance of the transaction with respect to the service it is providing, and also stated that it did not object to Verizon’s acquisition of our LMDS spectrum.

The Company believes that the submission to the FCC by the Company and Verizon of an application to transfer control of the Company’s spectrum licenses to Verizon satisfies the requirement under the Consent Decree as described in Item 6 above. However, if the Merger is not completed for any reason, there is no guarantee that the FCC would not seek to require the Company to pay the $85 million penalty or seek the forfeiture of the Company’s remaining spectrum licenses. If the penalty is imposed by the FCC, there is no guarantee that the Company will be able to obtain sufficient financing to pay the additional $85 million or repay the remaining amount due of the $17.5 million loan from the Lenders. A failure by the Company to comply with these requirements could lead to a default by the Company under the Consent Decree, loss of the Company’s remaining spectrum licenses, either of which will have a material adverse effect on the Company’s financial condition and results of operations.

Shareholder Litigation

On July 5, 2017, JDS1 LLC, a putative Straight Path stockholder, filed a class action and derivative complaint in the Delaware Court of Chancery captioned JDS1, LLC v. IDT Corp., C.A. No. 2017-0486-SG. The complaint named Straight Path’s board of directors, Howard Jonas, IDT, and The Patrick Henry Trust (the “Trust”) as defendants. The Company was named as a nominal defendant. Plaintiff alleged, among other things, that Straight Path’s directors, Howard Jonas, and the Trust breached their fiduciary duties in connection with the sale of certain of the Company’s IP assets and by resolving a possible claim for indemnification that the Company held against IDT (the “Settlement”) for inadequate consideration and that IDT aided and abetted that breach. Plaintiff moved for expedited proceedings. On July 11, 2017, another putative Straight Path stockholder, the Arbitrage Fund, filed a class action complaint in the same court naming Howard Jonas, IDT, and the Trust as defendants, captioned The Arbitrage Fund v. Jonas, C.A. No. 2017-0502-SG. On July 24, 2017, the Court denied Plaintiff JDS1’s motion for expedited proceedings and consolidated the two cases under the caption In re Straight Path Communications Inc. Consolidated Stockholder Litigation, C.A. No. 2017-0486-SG, with the JDS1 complaint designated as the operative pleading. Plaintiffs subsequently agreed to voluntarily dismiss defendants K. Chris Todd, William F. Weld and Fred S. Zeidman without prejudice. On August 14, 2017, defendants Howard Jonas, IDT, and the Trust, as well as Davidi Jonas, moved to dismiss the consolidated complaint. The Company, named as a nominal defendant, filed a statement in response to the complaint. On August 29, 2017, Plaintiffs filed a consolidated amended class action and derivative complaint alleging, among other things, that Howard Jonas, the Trust, and Davidi Jonas breached their fiduciary duties in connection with the settlement and that IDT aided and abetted that breach. On September 13, 2017, defendants Howard Jonas, IDT, and the Trust, as well as Davidi Jonas, moved to dismiss the consolidated amended complaint. On September 22, 2017, we filed a statement concerning the consolidated amended complaint.

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

On March 7, 2017, the Company and lead plaintiff in Zacharia action entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the defendants in that action. Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by the Company. The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell the Company’s spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that the Company pays the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid. In any event, the Additional Payment will be payable no later than December 31, 2018. The settlement remains subject to entering in a definitive agreement and court approval.

On January 29, 2016, a shareholder derivative action captioned Hofer v. Jonas et al, No. 2:16-cv-00541-JMV-MF, was filed in the federal district court for the District of New Jersey against Howard Jonas, Davidi Jonas, Jonathan Rand, and the Company’s current independent directors William F. Weld, K. Chris Todd, and Fred S. Zeidman. Although the Company is named as a nominal defendant, the Company’s bylaws generally require the Company to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The allegations are substantially similar to those set forth in the Zacharia complaint discussed above. The complaint alleges that the defendants engaged in (i) breach of fiduciary duties owed to the Company by making misrepresentations and omissions about the Company and failing to correct the Company’s public statements; (ii) abuse of control of the Company; (iii) gross mismanagement of the Company; and (iv) unjust enrichment. The complaint seeks unspecified damages, fees, and costs, as well as injunctive relief. On April 26, 2016, the case was reassigned to Judge John Michael Vasquez. On June 9, 2016, the court entered a stipulation previously agreed to by the parties that, among other things, stays the case on terms specified therein.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Sipnet Appeal and Related IPRs

On April 11, 2013, Sipnet EU S.R.O. (“Sipnet”), a Czech company, filed a petition for an inter partes review (“IPR”) at the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) for certain claims of U.S. Patent 6,108,704 (the “‘704 Patent”). On October 9, 2014, the PTAB held that claims 1-7 and 32-42 of the ‘704 Patent are unpatentable. Straight Path IP Group appealed. On November 25, 2015, the U.S. Court of Appeals for the Federal Circuit (the “CAFC”) reversed the PTAB’s cancellation of all challenged claims, and remanded the matter back to the PTAB for proceedings consistent with the CAFC’s opinion. On May 23, 2016, the PTAB issued a final written decision finding that Sipnet failed to show that any of the challenged claims were unpatentable. The petitioners appealed the PTAB’s decisions to the CAFC. On June 23, 2017, the CAFC issued its decision affirming the PTAB’s final written decision. That decision became final on July 31, 2017 when the CAFC issued its mandate.

On August 22, 2014, Samsung Electronics Co., Ltd. (“Samsung”) filed three petitions with the PTAB for IPR of certain claims of the ‘704 Patent and U.S. Patent Nos. 6,009,469 (the “‘469 Patent”) and 6,131,121 (the “‘121 Patent”). On March 6, 2015, the PTAB instituted the requested IPR. On June 15, 2015, Cisco Systems, Inc. (“Cisco”) and Avaya, Inc. (“Avaya”) joined this instituted IPR. On March 4, 2016, the PTAB issued a final written decision holding that Samsung failed to show that any claims of the ‘704 and ‘121 Patents were unpatentable. The PTAB also held that Samsung failed to show that the majority of the claims of the ‘469 Patent were unpatentable. On May 5, 2016, Samsung filed a notice of appeal to the CAFC. On May 6, 2016, Cisco and Avaya also filed notices of appeal. As discussed above, the CAFC affirmed the PTAB’s decision on June 23, 2017.

On October 31, 2014, LG Electronics Inc. et al. (“LG”), Toshiba Corporation et al. (“Toshiba”), Vizio, Inc. (“Vizio”), and Hulu LLC (“Hulu”) filed three petitions with the PTAB for IPR of certain claims of the ‘704, ‘469, and ‘121 Patents. On May 15, 2015, the PTAB instituted the requested IPRs. On November 10, 2015, the PTAB granted petitions filed by Cisco and Avaya to join these IPRs. On November 24, 2015, the PTAB granted related petitions filed by Verizon Services Corp. and Verizon Business Network Services Inc. (the “Verizon affiliates”) to join for the ‘704 and ‘469 Patents. On May 9, 2016, the PTAB issued a final written decision holding that the petitioners failed to show that any claims of the ‘704 Patent were unpatentable. The PTAB also held that the petitioners failed to show that the majority of the claims of the ‘469 and ‘121 Patents were unpatentable. On May 20, 2016, the petitioners filed a notice of appeal to the CAFC, and this appeal was consolidated with the appeal of the Samsung IPR discussed above. As discussed above, the CAFC affirmed the PTAB’s decision on June 23, 2017.

On September 28, 2015, Cisco, Avaya, and the Verizon affiliates filed a petition for an IPR with the PTAB for all claims of U.S. Patent No. 6,701,365 (the “‘365 Patent”). On April 6, 2016, the PTAB denied the petition, finding that the petitioners had not demonstrated a reasonable likelihood that any challenged claim was unpatentable. This decision was not appealed to the CAFC.

Ex Parte Re-examination

On September 13, 2017, Apple, Inc. (“Apple”) filed a request for ex parte re-examination of U.S. Patent No. 7,149,208 (the “‘208 Patent”).

Patent Enforcement

Following the CAFC’s decision in Sipnet and the PTAB’s decisions in the related IPRs, Straight Path IP Group has taken steps to re-commence its patent enforcement actions in federal district court that had been stayed or dismissed without prejudice during the pendency of the Sipnet Appeal and related IPRs.

On August 1, 2013, Straight Path IP Group filed complaints in the United States District Court for the Eastern District of Virginia against LG, Toshiba, and Vizio alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The actions were consolidated (the “consolidated action”) and assigned to Judge Anthony J. Trenga. In October 2014, Hulu intervened in the consolidated action as to Hulu’s streaming functionality in the accused products. In that same month, Amazon.com, Inc. (“Amazon”) moved to intervene, sever, and stay claims related to Amazon’s streaming functionality in the accused products. On October 13, 2014, Amazon filed an action in the United States District Court for the Northern District of California seeking declaratory relief of non-infringement of the ‘704, ‘469, and ‘121 Patents based in part on the allegations related to the consolidated action in Virginia (the “Amazon action”). On December 5, 2014, Straight Path IP Group filed a motion to dismiss Amazon’s complaint, or in the alternative, to transfer venue to the Eastern District of Virginia. On May 28, 2015, the California court transferred the Amazon action to Virginia, and the Virginia court later formally severed the Amazon action from the consolidated action. The action was stayed during the pendency of the two successive CAFC appeals. On September 13, 2017, the Court held a scheduling conference, and the pretrial conference is set for January 18, 2018.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On August 23, 2013, Straight Path IP Group filed a complaint in the United States District Court for the Eastern District of Texas against Samsung alleging infringement of the ‘704, ‘469, and ‘121 Patents and seeking damages related to such infringement. The action was stayed during the pendency of the two successive CAFC appeals. On September 11, 2017, the Court reopened the case and placed it back on the active docket.

On September 24, 2014, Straight Path IP Group filed complaints against each of Apple, Avaya, and Cisco in the United States District Court for the Northern District of California. Straight Path IP Group claims that (a) Apple’s telecommunications products, including FaceTime software, infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, ‘208 Patents); (b) Avaya’s IP telephony, video conference, and telepresence products such as its Aura Platform infringe four of the Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents); and (c) Cisco’s IP telephony, video conference, and telepresence products such as the Unified Communications Solutions infringe four of Straight Path IP Group’s patents (the ‘704, ‘469, ‘121, and ‘365 Patents). On December 24, 2014, Straight Path IP Group dismissed the complaints against Avaya and Cisco without prejudice. On January 5, 2015, Straight Path IP Group dismissed the complaint against Apple without prejudice. On June 21, 2016, Straight Path IP Group filed new complaints against Avaya and Cisco alleging that certain of their products infringe four of Straight Path IP Group’s patents. On August 5, 2016, Avaya filed its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents, and the parties have commenced discovery. Also on August 5, 2016, Cisco filed its answer and affirmative defenses, and the parties have commenced discovery. On June 24, 2016, Straight Path IP Group filed a new complaint against Apple alleging that its FaceTime product infringes five of Straight Path IP Group’s patents. On August 5, 2016, Apple filed a partial motion to dismiss as well as its answer, affirmative defenses, and counterclaims for declaratory judgments of noninfringement and invalidity of Straight Path IP Group’s patents. Following oral argument, on October 21, 2016, the court granted in part and denied in part Apple’s motion. The court dismissed one claim as to the ‘469 Patent but denied Apple’s motion with respect to the other four patents at issue in the litigation. Expert discovery is underway in the Apple and Cisco actions.

On January 19, 2017, Avaya filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On May 2, 2017, Straight Path IP Group filed a proof of claim in the Avaya bankruptcy proceeding.

On September 26, 2014, Straight Path IP Group filed a complaint against the Verizon affiliates and Verizon Communications in the United States District Court for the Southern District of New York. Straight Path IP Group claims the defendants’ telephony products such as its Advanced Communications Products, including Unified Communications and Collaboration and VOIP infringe on the ‘704, ‘469, and ‘365 Patents. On November 24, 2014, Straight Path IP Group dismissed the complaint without prejudice subject to a confidential standstill agreement with the defendants. On June 7, 2016, Straight Path IP Group filed a new complaint in the United States District Court for the Southern District of New York against the original Verizon parties as well as Verizon affiliate Cellco Partnership d/b/a Verizon Wireless, alleging that defendants’ IP telephony products such as FIOS Digital Voice, Unified Communications and Collaboration, Verizon Enterprise Solutions VoIP, Virtual Communications Express, Voice over LTE, and related hardware and software infringe the ‘704, ‘469 and ‘365 Patents. On August 5, 2016, Verizon filed its answer and affirmative defenses, and the parties have commenced discovery. On September 13, 2016, Verizon filed a motion to stay the litigation pending a decision from the CAFC in the appeal of the Samsung IPR. On October 18, 2016, the court granted Verizon’s motion and stayed the litigation. On July 5, 2017, the court lifted the stay and set a scheduling conference for September 15, 2017, but on September 11, 2017, the court stayed the case until December 8, 2017 at Straight Path IP Group’s request.

Straight Path IP Group generally pays law firms that represent it in litigation against alleged infringers of its intellectual property rights a percentage of the amounts recovered ranging from 0% to 40% depending on several factors. Straight Path IP Group recently agreed to amend the retainer agreement with one of these law firms. Among other things, under the amended agreement, beginning on October 2, 2017, Straight Path IP Group will pay one of the law firms a monthly fee of $100,000 that is non-refundable but creditable against any contingency fee payment that may be due to the law firm in the future.

Settlement of Claims with IDT and Sale of Straight Path IP Group

On April 9, 2017, the Company and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). For further discussion, please see Note 3 - Settlement of Claims with IDT and Sale of Straight Path IP Group.

PTPMS

On May 29, 2012, the Company acquired certain licenses from PTPMS under an asset purchase agreement (the “PTPMS agreement”). Under the terms of that agreement, PTPMS is entitled to a “profit share” of 20% of the net proceeds from any partition, sale, assignment, transfer of control, disaggregation, or lease of, or any other commercial operating arrangement involving any or all of the licenses acquired from PTPMS (the “Profit Share”). For further discussion, see Note 2 – Verizon Merger Agreement above. On October 5, 2017, PTPMS filed a declaratory judgment action against the Company in the Superior Court of New Jersey, Law Division: Union County captioned PTPMS Communications, LLC v. Straight Path Communications Inc. The action seeks, among other things, a declaration judgment that the Company’s Merger with Verizon triggers an obligation to pay the Profit Share to PTPMS (and that if the Company does not pay the Profit Share, then the transfer to Verizon of the licenses acquired from PTMPS is void), and a declaration determining the amount of the Profit Share.

Other Legal

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Lease Commitments

The Company is party to a lease agreement for its corporate headquarters in Glen Allen, Virginia for a term of one year beginning on June 1, 2014 and ending on May 31, 2015 at a monthly rent of $575. The Company extended the lease from May 31, 2015 to May 31, 2017 and again to May 31, 2019. The annual rent under the newest lease is approximately $7,700 per year.

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

Rental expense under the operating leases was $51,758, $51,543 and $40,685 in Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.

Future minimum rental commitments of non-cancelable operating leases are as follows as of July 31, 2017:

Years ending July 31,
2018	$53,456
2019	14,039
$67,495

FCC License Renewal

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

It is likely that the FCC will issue new licenses for the LMDS A1 spectrum on the one hand and the A2 and A3 licenses on the other, with separate renewal and substantial service deadlines for each (as noted above, the substantial service demonstration dates for the A1 licenses will be June 1, 2024). Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal and likely substantial service deadline of August 10, 2018 and six of these licenses currently have a renewal and likely substantial service deadline of September 21, 2018. The UMFU Report and Order does not affect the LMDS B band spectrum. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and substantial service deadline of August 10, 2018 and 112 licenses currently have a renewal and substantial service deadline of September 21, 2018. On August 3, 2017, the FCC adopted new rules governing the process by which licensees may seek renewal of their authorizations. However, for the licenses we hold, those rules do not go into effect until January 1, 2023, after all of licenses will be renewed.

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

Approximately $77,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2017, approximately $48,000 for Fiscal 2016 and approximately $8,000 for Fiscal 2015.

For a further discussion, see Note 2 – Verizon Merger Agreement above.

Note 12—Related Party Transactions

Legal Fees

The Company retained the services of a law firm to perform legal services. One of the partners of the firm is a non-employee director of the Company. Legal fees incurred amounted to approximately $1,406,000 in Fiscal 2017, $596,000 in Fiscal 2016 and $420,000 in Fiscal 2015. At July 31, 2017 and 2016, the accounts payable balance owed to the law firm amounted to approximately $29,000 and $25,000, respectively. Accrued expenses incurred to the law firm at July 31, 2017 and 2016 totaled approximately $900,000 and $65,000, respectively.

The Company retained the services of another law firm to perform legal services. One of the partners of the firm is another non-employee director of the Company. Legal fees incurred amounted to approximately $207,000 in Fiscal 2017. There were no fees incurred in Fiscal 2016 and Fiscal 2015. At July 31, 2017, the Company owed the law firm $0.

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

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. No payments were received in Fiscal 2016 or through January 31, 2017. On April 9, 2017, the Company and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of certain potential indemnification claims asserted by each of the Company and IDT, and to sell the Company’s interest in Straight Path IP Group to IDT. For further discussion, please see Note 3 - Settlement of Claims with IDT and Sale of Straight Path IP Group.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in Fiscal 2017 and Fiscal 2016.

In July 2015, legal expenses totaling $513,481 that were paid by IDT on behalf of the Company were forgiven. The Company recognized the transaction as an increase of additional paid-in capital.

Note 13—Retirement Plan

The Company implemented a 401(k) profit sharing plan in August 2015 whereby eligible employees may elect to make contributions pursuant to a salary deduction agreement upon meeting age and length-of-service requirements. Employer contributions are discretionary. The retirement plan expense amounted to approximately $75,000 and $53,000 in Fiscal 2017 and Fiscal 2016, respectively.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 14—Business Segment Information

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

Operating results for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total

Year Ended July 31, 2017
Revenues	$658	$—	$—	$658
Loss from operations	(34,976)	(6,098)	(1,937)	(43,011)

Year Ended July 31, 2016
Revenues	$461	$1,695	$—	$2,156
Loss from operations	(5,508)	(2,688)	(891)	(9,087)

Year Ended July 31, 2015
Revenues	$426	$12,814	$—	$13,240
Income (loss) from operations	(1,641)	1,907	—	266

Total assets for the business segments of the Company were as follows:

	Straight	Straight	Straight
	Path	Path	Path
	Spectrum	IP Group	Ventures	Total
	(in thousands)
Total assets
July 31, 2017	$8,054	$2,696	$1,100	$11,850
July 31, 2016	10,174	2,223	1,100	13,497

None of the Company’s revenues were generated outside of the United States. The Company did not have any assets outside the United States.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 15—Quarterly Financial Data (Unaudited)

The data below for each of the quarterly periods in Fiscal 2017, Fiscal 2016, and Fiscal 2015 is unaudited. All amounts are in thousands except per share amounts.

	Year Ended July 31, 2017
	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	Total
Revenues	$167	$167	$165	$159	$658
Direct cost of revenues	16	32	26	41	115
Research and development	149	144	129	160	582
Selling, general and administrative	8,945	3,996	3,596	4,235	20,772
Civil penalty – FCC consent decree	—	—	(15,000)	—	(15,000)
Stockholder settlement	—	—	(7,200)	—	(7,200)
Interest expense	(493)	(2,195)	—	—	(2,688)
Other income	10	7	6	29	52
Income tax benefits (provision for income taxes)	(3)	(3)	—	(7)	(13)
Net loss	(9,429)	(6,196)	(25,780)	(4,255)	(45,660)
Net loss attributable to noncontrolling interests	331	203	355	124	1,013
Net loss attributable to SPCI	(9,098)	(5,993)	(25,425)	(4,131)	(44,647)
Loss per share – basic and diluted	$(0.74)	$(0.49)	$(2.10)	$(0.34)	$(3.67)

	Year Ended July 31, 2016
	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	Total
Revenues	$122	$219	$112	$1,703	$2,156
Direct cost of revenues	50	88	13	782	933
Research and development	407	505	374	—	1,286
Selling, general and administrative	3,538	1,528	2,346	1,612	9,024
Other income	14	13	400	10	437
Provision for income tax benefits (income taxes)	(15)	25	—	(6)	4
Net loss	(3,874)	(1,864)	(2,221)	(687)	(8,646)
Net loss attributable to noncontrolling interests	80	19	195	55	349
Net loss attributable to SPCI	(3,794)	(1,845)	(2,026)	(632)	(8,297)
Loss per share – basic and diluted	$(0.32)	$(0.15)	$(0.17)	$(0.05)	$(0.70)

	Year Ended July 31, 2015
	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	Total
Revenues	$2,769	$2,867	$2,781	$4,823	$13,240
Direct cost of revenues	1,282	1,315	1,338	2,108	6,043
Selling, general and administrative	2,870	1,353	1,605	1,103	6,931
Other income	322	9	9	32	372
Provision for income tax benefits (income taxes)	(2,660)	801	(100)	(755)	(2,714)
Net income (loss)	(3,721)	1,009	(253)	889	(2,076)
Net loss (income) attributable to noncontrolling interests	529	(211)	(24)	(183)	111
Net income (loss) attributable to SPCI	(3,192)	798	(277)	706	(1,965)
Income (loss) per share – basic and diluted	$(0.28)	$0.07	$(0.02)	$0.06	$(0.17)

