Form 10-K/A
period 2017-07-31
Straight Path Communications Inc.
filed 2017-10-26
CIK 1574460

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Straight Path Communications Inc. for the year ended July 31, 2017, filed with the Securities and Exchange Commission on October 10, 2017 (the “Original Filing”), is solely to correct the I.R.S. Employer Identification Number set forth on the cover page of the Form 10-K.

This Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Filing, nor does it reflect events occurring after the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAIGHT PATH COMMUNICATIONS INC.

By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

Date: October 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Davidi Jonas	Chief Executive Officer,	October 26, 2017
Davidi Jonas	President and Director (Principal Executive Officer)

/s/ Jonathan Rand	Chief Financial Officer	October 26, 2017
Jonathan Rand	(Principal Financial Officer and Principal Accounting Officer)

/s/ K. Chris Todd	Director	October 26, 2017
K. Chris Todd

/s/ William F. Weld	Director	October 26, 2017
William F. Weld

/s/ Fred S. Zeidman	Director	October 26, 2017
Fred S. Zeidman