Form 10-Q
period 2017-10-31
Straight Path Communications Inc.
filed 2017-12-11
CIK 1574460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

As of December 11, 2017, the registrant had outstanding 787,163 shares of Class A common stock and 11,980,664 shares of Class B common stock. Excluded from these numbers are 39,693 shares of Class B common stock held in treasury by Straight Path Communications Inc.

Straight Path Communications Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share data)

	October 31, 2017	July 31, 2017
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,559	$8,535
Trade accounts receivable, net of allowance for doubtful accounts of $19 and $19, respectively	25	51
Inventory	1,588	1,588
Assets held for sale – Straight Path IP Group	-	3
Prepaid expenses and other current assets	402	118
Total current assets	9,574	10,295
Prepaid expenses – related to the sale of Straight Path IP Group	-	1,029
Intangible assets	365	365
Other assets	158	161
Total assets	$10,097	$11,850

Liabilities and Deficiency
Current liabilities:
Trade accounts payable (related party of $57 and $29, respectively)	$3,495	$3,210
Accrued expenses (related party of $0 and $900, respectively)	12,360	3,502
Dividend payable	3,750	-
Liabilities held for sale – Straight Path IP Group	-	357
FCC consent decree payable	-	3,500
Loans payable, net of debt discount of $541 and $1,101	3,334	11,274
Deferred revenue	174	217
Total current liabilities	23,113	22,060
Settlement of litigation	7,200	7,200
Deferred revenue - long-term portion	64	75
Total liabilities	30,377	29,335
Commitments and contingencies
Deficiency
Straight Path Communications Inc. stockholders’ deficiency:
Preferred stock, $0.01 par value; 3,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value; 2,000 shares authorized; 787 shares issued and outstanding at October 31, 2017 and July 31, 2017	8	8
Class B common stock, $0.01 par value; 40,000 shares authorized; 12,020 and 11,989 shares issued, 11,980 and 11,949 shares outstanding as of October 31, 2017 and July 31, 2017	120	120
Additional paid-in capital	52,719	38,377
Accumulated deficit	(72,699)	(52,872)
Treasury stock, 40 shares at cost at October 31, 2017 and July 31, 2017	(428)	(428)
Total Straight Path Communications Inc. stockholders’ deficiency	(20,280)	(14,795)
Noncontrolling interests	-	(2,690)
Total deficiency	(20,280)	(17,485)
Total liabilities and deficiency	$10,097	$11,850

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	October 31,
	2017	2016

Revenues	$165	$159

Costs and expenses:
Direct cost of revenues	17	41
Research and development	137	160
Selling, general and administrative (related party of $21 and $128, respectively)	3,241	3,361

Total costs and expenses	3,395	3,562

Loss from operations before profit sharing settlement	(3,230)	(3,403)

Profit sharing settlement	10,000	-

Loss from operations	(13,230)	(3,403)

Other income (expense):
Interest expense including amortization of debt discounts	(836)	-
Interest income	6	7
Other income	-	22

Total other income (expense)	(830)	29

Loss from continuing operations before provision for income taxes	(14,060)	(3,374)
Provision for income taxes	(7)	(7)

Loss from continuing operations	(14,067)	(3,381)

Loss from discontinued operations:
Loss from discontinued operations	(1,489)	(874)
Loss attributable to noncontrolling interests	229	124

Loss from discontinued operations attributable to Straight Path Communications Inc.	(1,260)	(750)

Net loss attributable to Straight Path Communications Inc.	$(15,327)	$(4,131)

Loss per share attributable to Straight Path Communications Inc. stockholders:
Basic and diluted – continuing operations	$(1.13)	$(0.28)
Basic and diluted – discontinued operations	(0.10)	(0.06)
Basic and diluted - total	$(1.23)	$(0.34)

Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	12,403	12,018

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended October 31, 2017

(Unaudited)

(In Thousands)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interests	Total

Balance as of August 1, 2017	787	$8	11,989	$120	$38,377	$(52,872)	$(428)	$(2,690)	$(17,485)

Capital contribution related to IDT settlement agreement and release	-	-	-	-	10,000	-	-	-	10,000

Gain on sale of Straight Path IP Group	-	-	-	-	5,195	-	-	-	5,195

Removal of noncontrolling interests due to sale of Straight Path IP Group	-	-	-	-	(2,919)	-	-	2,919	-

Stock-based compensation – restricted common stock	-	-	-	-	951	-	-	-	951

Common stock issued for exercises of stock options	-	-	1	-	8	-	-	-	8

Common stock issued for exercises of warrants	-	-	30	-	1,057	-	-	-	1,057

Issuance of warrants with loans payable	-	-	-	-	50	-	-	-	50

Dividend	-	-	-	-	-	(4,500)	-	-	(4,500)

Net loss	-	-	-	-	-	(15,327)	-	(229)	(15,556)

Balance as of October 31, 2017	787	$8	12,020	$120	$52,719	$(72,699)	$(428)	$-	$(20,280)

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended October 31,
	2017	2016

Operating activities:
Net loss	$(15,556)	$(4,255)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - restricted common stock	951	2,417
Stock-based compensation - stock options	-	97
Amortization of debt discounts	649	-
Changes in assets and liabilities:
Trade accounts receivable, net	26	(7)
Inventory	-	-
Assets held for sale - Straight Path IP Group	3	-
Prepaid expenses and other current assets	(1,308)	(7)
Prepaid expenses - related to sale of Straight Path IP Group	1,029	-
Other assets	3	(1)
Trade accounts payable	285	383
Accrued expenses	9,077	(520)
Liabilities held for sale - Straight Path IP Group	(357)	-
FCC consent decree payable	(3,500)	-
Deferred revenue	(54)	95
Income taxes payable	-	(2)
Net cash used in operating activities	(8,752)	(1,800)

Investing activities:
Proceeds from sale of Straight Path IP Group	6,000	-
Net cash provided by investing activities	6,000	-

Financing activities:
Capital contribution related to IDT settlement agreement and release	10,000	-
Dividend related to IDT settlement agreement and release	(750)	-
Payments of loans payable	(8,500)	-
Costs related to loans payable	(39)	-
Common stock issued upon exercise of warrants	1,057	-
Common stock issued upon exercise of stock options	8	-
Net cash provided by financing activities	1,776	-

Net decrease in cash and cash equivalents	(976)	(1,800)
Cash and cash equivalents at beginning of period	8,535	11,361
Cash and cash equivalents at end of period	$7,559	$9,561

Supplemental schedule of noncash activities
Gain on sale of Straight Path IP Group classified as additional paid-in capital	$5,195	$-
Elimination of noncontrolling interests due to sale of Straight Path IP Group	$2,919	$-
Issuance of warrants with loans payable	$50	$-
Dvidend payable	$3,750	$-

Supplemental cash flow information
Cash paid during the period for interest	$383	$-
Cash paid during the period for income taxes	$7	$7

See accompanying notes to consolidated financial statements.

STRAIGHT PATH COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Straight Path Communications Inc. and its subsidiaries (“Straight Path”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from Straight Path’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Straight Path’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Straight Path Communications Inc., a Delaware corporation, was incorporated in April 2013. Straight Path owns 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and Straight Path Ventures, LLC (“Straight Path Ventures”), and until October 24, 2017, we owned 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”). In these financial statements, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path, Straight Path Spectrum, Straight Path Ventures, Straight Path IP Group, and their respective subsidiaries on a consolidated basis. All material intercompany balances and transactions have been eliminated in consolidation.

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

On January 11, 2017, the Company entered into a consent decree with the Federal Communications Commission (the “FCC”) settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). The Company agreed to pay an initial civil penalty of $15 million (the “Initial Civil Penalty”). For further discussion, see Note 14 – Commitments and Contingencies - Regulatory Enforcement.

On March 7, 2017, the Company and lead plaintiff in Zacharia v. Straight Path Communications Inc. et al , No. 2:15-cv-08051-JMV-MF (D.N.J.), entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action. Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) which will be fully covered by insurance policies maintained by the Company and a $7.2 million additional payment (the “Additional Payment”). For a further discussion, see Note 14 – Commitments and Contingencies - Shareholder Litigation.

On April 9, 2017, the Company and IDT entered into a binding term sheet (the “IDT Term Sheet”) to settle potential claims related to certain claims under agreements related to the Spin-Off, and to sell the Company’s interest in Straight Path IP Group to IDT. On October 24, 2017, the Company, IDT and other parties entered into a Settlement Agreement and Release (the “IDT Settlement Agreement”) and related agreements and consummated the settlement. For further discussion, see Note 3 – Settlement of Claims with IDT and Sale of Straight Path IP Group.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., Fiscal 2018 refers to the fiscal year ending July 31, 2018).

Note 2—Verizon Merger Agreement

On April 9, 2017, we signed the Agreement and Plan of Merger with AT&T Inc. and Switchback Merger Sub Inc. (the “AT&T Merger Agreement”). Among the terms, the AT&T Merger Agreement allowed us to terminate the AT&T Merger Agreement if we received a better offer (as defined). If such an offer was accepted, we would be required to pay AT&T a termination fee of $38 million. We did receive better offers from Verizon.

On May 11, 2017, we entered into an Agreement and Plan of Merger (the “Verizon Merger Agreement”) with Verizon, a Delaware corporation, and Waves Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Verizon (“Merger Sub”). The Verizon Merger Agreement called for Verizon to pay the $38 million to AT&T on our behalf. Such payment was made by Verizon on May 11, 2017.

Per Section 7.3(b) of the Verizon Merger Agreement, “Termination by the Company,” if we terminated the Verizon agreement as a result of receiving a Superior Proposal (as defined), before the Requisite Company Vote (as defined) being obtained, then we would repay Verizon the $38 million paid to AT&T. This contingency would create a liability to us only if we accepted a Superior Proposal. As of July 31, 2017, we did not receive and did not enter into an agreement for a Superior Proposal. The Requisite Company Vote occurred on August 2, 2017, as further noted below. As a result, we never owed the termination fee to Verizon.

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

Our board of directors (the “Board”) has unanimously approved the Verizon Merger Agreement and determined that the Verizon Merger Agreement and the transactions contemplated thereby, including the Merger, are fair to, and in the best interests of, the Company and its stockholders, and has resolved to recommend that our stockholders adopt the Verizon Merger Agreement.

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

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) receipt of regulatory approvals, including receipt of consent to the Merger from the FCC and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”); (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Verizon Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the Merger; (iv) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; (v) continued compliance by each party in all material respects with its covenants; (vi) no event having occurred that has had, or would reasonably be likely to have, a Material Adverse Effect (as defined in the Verizon Merger Agreement) on the Company; (vii) receipt by the Company of an opinion from its tax counsel to the effect that the Merger will qualify as a “reorganization” for United States federal income tax purposes within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; (viii) receipt of approval for listing the Verizon Shares on the New York Stock Exchange and the NASDAQ Global Select Market, subject to official notice of issuance; and (ix) the FCC consent referred to in clause (i) of this paragraph having become a Final Order (as defined in the Verizon Merger Agreement).

We and Verizon filed notification and report forms under the HSR Act with the Federal Trade Commission and the Antitrust Division of the Department of Justice on May 19, 2017. The HSR Act waiting period expired on June 19, 2017, and the condition for HSR Act clearance was satisfied.

On June 1, 2017, we and Verizon submitted applications to the FCC seeking consent to transfer control of the Company’s spectrum licenses to Verizon. For further discussion, see Note 14 – Commitments and Contingencies - Regulatory Enforcement.

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

In addition, Howard Jonas, who has the right to vote a majority of the voting power of the Company’s common stock, entered into a voting agreement with Verizon concurrently with the entry into the Verizon Merger Agreement (the “Voting Agreement”). The Voting Agreement provided that Mr. Jonas (holding his Class A shares through a trust) would vote his Class A shares in the Company in favor of the Merger and the other transactions contemplated in the Verizon Merger Agreement, on the terms and subject to the conditions set forth in the Voting Agreement. The Voting Agreement would terminate automatically upon the earliest to occur of (i) the effective time of the Merger, (ii) the valid termination of the Verizon Merger Agreement pursuant to Article VII thereof, (iii) a change of recommendation by the Board in the event of a Superior Proposal or Intervening Event, (iv) any change being made to the terms of the Verizon Merger Agreement that would terminate the Trust’s or Mr. Jonas’s obligation to vote in favor of the Merger (on the terms and subject to the conditions in the Verizon Merger Agreement) or (v) February 12, 2018. We are not a party to the Voting Agreement. At the special meeting of our stockholders on August 2, 2017, Mr. Jonas voted his shares in the Company in favor of the Merger.

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

The Company has incurred costs totaling approximately $60,000 related to the Verizon Merger Agreement in Fiscal 2018. These costs were included in selling, general and administrative expenses.

If the Merger is consummated, the Company estimates that it will incur various fees and expenses, which will be paid by Verizon. These fees and expenses include but are not limited to the following:

1.	Payment to the FCC of 20% of the Proceeds (as defined in the FCC Consent Decree) (see Note 14 – Commitments and Contingencies - Regulatory Enforcement)

2.	Financial advisor and legal fees - $63.9 million

3.	Balance owed to PTPMS Communications, LLC (“PTPMS”) (see Note 14 – Commitments and Contingencies - PTPMS)

4.	Balance owed to Former Chief Executive Officer of Straight Path Spectrum (the “Former SPSI CEO”) - $3.0 million (see Note 14 – Commitments and Contingencies - Other Commitments and Contingencies)

5.	The following severance and retention payments to certain members of management:

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

Note 3—Settlement of Claims with IDT and Sale of Straight Path IP Group

On April 9, 2017, the Company and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). On October 24, 2017, the Company, IDT and other parties entered into a Settlement Agreement and Release (the “IDT Settlement Agreement”) and related agreements, and consummated the settlement.

Pursuant to the IDT Settlement Agreement, in exchange for the Mutual Release, the parties effected the following actions:

1.	IDT paid the Company $10 million and the right to receive 22% of the net proceeds of the Straight Path IP Group patent portfolio (as described in more detail below) in settlement of various claims. Such payment was deemed to be a tax-free contribution to capital by IDT effective prior to the Spinoff;

2.	IDT paid the Company $6 million for the Company’s ownership interest in Straight Path IP Group; and

3.

The Company created a trust (the beneficial interests in which will be owned by Class B common stockholders of the Company) that will be entitled to receive 22 percent of the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). The Company agreed to contribute $4,500,000 to the trust. Such contribution has been classified as a dividend. As of October 31, 2017 and to the date of the filing of this report, the Company contributed $750,000. The trust agreement provides that the Company will pay the remaining $3.75 million at the earlier of (i) the closing date under the Verizon Merger Agreement or (ii) August 11, 2018.

As discussed above, we sold our interest in Straight Path IP Group and the Company recognized a gain of $2,276,000 net of noncontrolling interests. Such gain was classified as an increase to additional paid-in capital due to the voting interests Howard Jonas has in each entity.

The Company incurred costs totaling approximately $1,029,000 related to the negotiation and execution of the IDT Settlement Agreement. These costs were included in calculating the gain recognized by the Company.

As a result of the sale, the operations of Straight Path IP Group are classified as discontinued operations in the consolidated statements of operations. The statement of operations for Fiscal 2017 have been restated to conform to the current presentation. The discontinued operations of Straight Path IP Group for Fiscal 2018 and Fiscal 2017 are summarized below:

	Three Months Ended
	October 31,
	2017	2016
	(in thousands)

Revenues	$-	$-

Costs and expenses:
Selling, general and administrative	1,294	875

Total costs and expenses	1,294	875

Loss from operations	(1,294)	(875)

Other income (expense):
Interest expense including amortization of debt discounts	(195)	-
Interest income	-	2

Total other income (expense)	(195)	2

Loss provision for income taxes	(1,489)	(873)
Provision for income taxes	-	(1)

Net loss	(1,489)	(874)

Loss attributable to noncontrolling interests	229	124

Net loss from discontinued operations attributable to Straight Path Communications Inc.	$(1,260)	$(750)

Note 4—Summary of Significant Accounting Policies and Recent Pronouncements

The Company’s significant accounting policies are described in Note 1 to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended July 31, 2017.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (quarter ending October 31, 2018 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

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

Effective August 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur. The adoption of ASU 2016-09 did not have a significant impact on the Company’s consolidated financial statements.

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

Note 5—Fair Value Measures

At October 31, 2017 and July 31, 2017, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

At October 31, 2017 and July 31, 2017, the carrying amounts of the financial instruments included in cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable, and accrued expenses approximated fair value due to their short-term nature. The carrying value of the loans payable approximated its fair value as of October 31, 2017 and July 31, 2017 as the interest rate approximated market.

Note 6—Inventory

Inventory, consisting solely of finished goods, is valued at the lower of cost or market.

Note 7—Loan Payable

On February 6, 2017, the Company entered into a loan agreement (“Original Loan Agreement”) with a syndicate of investors (the “Lenders”) pursuant to which the Company borrowed $17.5 million (the “Loan Amount”). The loan was scheduled to mature on December 29, 2017. Interest accrued at a rate of 5% per annum until June 30, 2017 and then increased to a rate of 10% per annum. Other significant terms of the Original Loan Agreement include the following:

1.	$15 million of the Loan Amount was required to be used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. The remainder of the Loan Amount is being used for general corporate purposes and working capital needs.

2.	Upon funding the Loan Amount, the Lenders received warrants to purchase 252,161 shares of the Company’s Class B common stock with an aggregate exercise price equal to $7.5 million based on an exercise price of $34.70 per share. The exercise price was based on the weighted average trading price for the Class B common stock for the five trading days preceding the funding date. The warrants expire at the earlier of December 31, 2018 or a liquidation event (as defined). Warrants to purchase 147,682 shares of Class B common stock were exercised by the holders in the third quarter of Fiscal 2017 (see Note 8 – Equity).

3.

From and after June 30, 2017, the Lenders were entitled to receive additional warrants on a monthly basis with an aggregate value equal to 10% of the then outstanding Loan Amount for the months of July 2017 and August 2017 and then 7.5% of the then outstanding Loan Amount for the months of August 2017 through December 2017. The exercise price for such warrants was based on the weighted average trading price for the Class B common stock for the ten trading days preceding the warrant issue date. Under this provision, the Lenders received the following warrants:

a.    On July 3, 2017, the Lenders received warrants to purchase 6,899 shares of the Company’s Class B common stock with an exercise price of $179.62 per share.

b.    On August 1, 2017, the Lenders received warrants to purchase 6,911 shares of the Company’s Class B common stock with an exercise price of $179.26 per share.

c.    On September 1, 2017, the Lenders received warrants to purchase 5,188 shares of the Company’s Class B common stock with an exercise price of $179.18 per share.

d.    On October 2, 2017, the Lenders received warrants to purchase 5,152 shares of the Company’s Class B common stock with an exercise price of $180.48 per share.

e.    On November 1, 2017, the Lenders received warrants to purchase 1,610 shares of the Company’s Class B common stock with an exercise price of $181.29 per share.

f.    On December 1, 2017, the Lenders received warrants to purchase 1,605 shares of the Company’s Class B common stock with an exercise price of $182.02 per share.

4.	If the warrants are held by a Lender at the time of exercise, the exercise price will be paid by the reduction of the outstanding Loan Amount to the extent of such outstanding amounts. As of October 31, 2017, the Loan Amount was reduced by $5,125,000 as the result of the exercise of 147,682 warrants received by the Lenders upon making the loan (see Note 8 – Equity).

5.	The Original Loan Agreement is secured by a first priority security interest in primarily all of the assets of the Company.

On October 22, 2017, the Company entered into an omnibus amendment and waiver agreement (“Amended Loan Agreement”) with the Lenders. Significant terms of the Amended Loan Agreement include the following:

1.	The maturity date of the loan was changed to the earlier of (i) March 31, 2018 or (ii) the consummation of the Merger.

2.	The Company paid the Lenders $8.5 million of the outstanding Loan Amount and a 1% prepayment premium of $85,000.

3.	Each warrantholder is entitled to elect, solely at the discretion of the warrantholder, to exercise any warrants held by such warrantholder (i) by cashless exercise in accordance with their terms or (ii) by paying the applicable warrant price per share (in which case such exercise will not result in any corresponding reduction of the Loan Amount and interest outstanding).

4.	The Company paid the Lenders an amendment fee of $38,754.

5.	The Lenders consented to the sale of Straight Path IP Group by the Company and the release of the security interest related to Straight Path IP Group.

6.	No additional warrants shall be issued after December 1, 2017.

The fair value of the warrants at the date of grants in Fiscal 2018 was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.01% - 1.15%
Dividend yield	0%
Volatility	5%
Expected term (in years)	1.25 - 1.42

Volatility is based on the estimated future volatility of the Company’s common stock over the terms of the warrants since the Company entered into the Verizon Merger Agreement; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero.

In addition, in Fiscal 2017, the Company also incurred cash costs of $80,000 in connection with the loan.

The fair value of the warrants, the cash loan costs and the amendment fee paid are amortized to interest expense over the terms of the Loan Agreements. Amortization amounted to $530,000 and $0 for Fiscal 2018 and Fiscal 2017, respectively. Amortization included in discontinued operations amounted to $119,000 and $0 for Fiscal 2018 and Fiscal 2017, respectively.

Interest expense incurred under the Loan Agreement totaled $306,000 and $0 for Fiscal 2018 and Fiscal 2017, respectively. Interest expense included in discontinued operations amounted to $76,000 and $0 for Fiscal 2018 and Fiscal 2017, respectively.

At October 31, 2017, loans payable were $3,334,000, which is net of unamortized debt discounts of $541,000. At July 31, 2017, loans payable were $11,274,000, which is net of unamortized debt discounts of $1,101,000.

Note 8—Equity

Issuances of Class B Common Stock:

Class B common stock activity for Fiscal 2018 was as follows:

1.	The Company issued 1,434 shares upon the exercise of stock options and received proceeds of $8,100.

2.	The Company issued 30,475 shares to various Lenders upon the exercise of warrants and received proceeds of $1,057,000 (see Note 7 – Loan Payable).

Class B common stock activity from November 1, 2017 to the date of the filing of this report was as follows:

1.	The Company issued 50 shares upon the exercise of stock options and received proceeds of $283.

See Note 9 – Stock-Based Compensation below for a further discussion.

Issuances of Warrants:

As discussed in Note 7 – Loan Payable, the Company issued warrants as part of the Loan Agreement. The following table summarizes all warrant activity during Fiscal 2018.

	Warrants	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of August 1, 2017	111,378	$43.68	1.4	$15,118
Granted	17,251	179.60
Exercised	(30,475)	34.70
Cancelled/Forfeited	—	—
Outstanding and exercisable as of October 31, 2017	98,154	$70.35	1.1	$10,911

The following table summarizes information about warrants outstanding and exercisable at October 31, 2017:

	Warrants Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$34.70	74,004	1.1	$34.70	74,004
$ 179.18 - $180.48	24,150	1.1	179.61	24,150
	98,154	1.1	$70.35	98,154

The total intrinsic value of warrants exercised during Fiscal 2018 was $4,467,330. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $181.51 as of October 31, 2017, which would have been received by the warrant holders had all warrant holders exercised their warrants as of that date.

For the period from November 1, 2017 to the date of the filing of this report, the Company issued warrants to purchase 3,215 shares of the Company’s Class B Common Stock (see Note 7 – Loan Payable). There were no warrant exercises for the period from November 1, 2017 to the date of the filing of this report.

Treasury Stock:

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

At both October 31, 2017 and July 31, 2017, there were 39,693 shares of treasury stock at a value of $427,916.

Note 9—Stock-Based Compensation

Stock Options:

Effective as of July 31, 2013, the Company adopted the 2013 Stock Option and Incentive Plan (as amended and restated to date, the “2013 Plan”). As of October 31, 2017, there are 64,033 shares of the Company’s Class B common stock available for the grant of awards under the 2013 Plan.

No stock options were issued in Fiscal 2018.

Stock-based compensation is included in selling, general and administrative and, with respect to stock options granted, amounted to approximately $0 and $78,000 for Fiscal 2018 and Fiscal 2017, respectively. Stock-based compensation with respect to stock options included in discontinued operations amounted to $0 and $19,000 for Fiscal 2018 and Fiscal 2017, respectively.

Common Stock:

From time to time, the Company issues Class B common stock (and options to purchase Class B common stock) to non-employee directors, officers, other employees, and other service providers.

There were no issuances of Class B common stock in Fiscal 2018.

Stock-based compensation is included in selling, general and administrative expense and, with respect to common stock, amounted to approximately $819,000 and $1,966,000 for Fiscal 2018 and Fiscal 2017, respectively. Stock-based compensation with respect to common stock included in discontinued operations amounted to $132,000 and $451,000 for Fiscal 2018 and Fiscal 2017, respectively.

As of October 31, 2017, there were 244,000 restricted shares of Class B common stock that had not vested. As of October 31, 2017, there was approximately $6,433,000 of total unrecognized compensation cost related to issued but non-vested restricted shares. The Company expects to recognize the unrecognized compensation cost as follows: Fiscal 2018 - $2,544,000, Fiscal 2019 - $2,705,000, Fiscal 2020 - $1,121,000 and Fiscal 2021 - $63,000.

Note 10—Loss Per Share

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

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Stock options	42	3
Warrants	60	—
Non-vested restricted Class B common stock	269	118
Shares excluded from the calculation of diluted loss per share	371	121

The following table sets forth the number of stock options to purchase Class B common stock which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the Class B common shares:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Warrants	5	—
Stock options	—	88
Shares excluded from the calculation of diluted loss per share	5	88

Note 11—Related Party Transactions

Legal Fees

The Company retained the services of two law firms to perform legal services. With respect to each of the firms, a non-employee director of the Company is a partner. Legal fees incurred amounted to approximately $21,000 in Fiscal 2018 and $128,000 in Fiscal 2017. At October 31, 2017 and July 31, 2017, the accounts payable balances owed to the law firms amounted to approximately $57,000 and $29,000, respectively. Accrued expenses incurred to the law firms at October 31, 2017 and July 31, 2017 totaled $0 and $900,000, respectively.

IDT

In connection with the Spin-Off, the Company and IDT entered into a Separation and Distribution Agreement and a Tax Separation Agreement to complete the separation of the Company’s businesses from IDT, to distribute the Company’s common stock to IDT’s stockholders and set forth certain understandings related to the Spin-Off. These agreements govern the relationship between the Company and IDT after the distribution and also provided for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the distribution. These agreements reflect terms between affiliated parties established without arms-length negotiation. The Company believes that the terms of these agreements equitably reflect the benefits and costs of the Company’s ongoing relationships with IDT.

Pursuant to the Separation and Distribution Agreement, the Company has agreed to indemnify IDT and IDT has agreed to indemnify the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse the Company for the payment of any liabilities of the Company arising or related to the period prior to the Spin-Off. No payments were received in Fiscal 2016, Fiscal 2017 or through October 31, 2017, except as follows. On October 24, 2017, the Company and IDT entered into the IDT Settlement Agreement, providing for the settlement and mutual release of certain potential indemnification claims asserted by each of the Company and IDT, and to sell the Company’s interest in Straight Path IP Group to IDT. For further discussion, please see Note 3 – Settlement of Claims with IDT and Sale of Straight Path IP Group.

At the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with IDT, pursuant to which IDT has provided certain services, including, but not limited to information and technology, human resources, payroll, tax, accounts payable, purchasing, treasury, financial systems, investor relations, legal, corporate accounting, internal audit, and facilities for an agreed period following the Spin-Off. As of January 1, 2015, all of these services are provided by other vendors. The Company and IDT extended the TSA enabling the Company to seek input from IDT on an ad hoc basis if the Company deemed it necessary. No services were provided under the TSA in Fiscal 2018 and Fiscal 2017.

Note 12—Income Taxes

The Company recorded no federal income tax expense for Fiscal 2018 and Fiscal 2017 because the estimated annual effective tax rate was zero. As of October 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be fully realized.

The provision for both Fiscal 2018 and Fiscal 2017 represents state income taxes.

The federal return of Straight Path for the year ended July 31, 2015 was audited by the Internal Revenue Service (“IRS”). The IRS made two adjustments which did not lead to any taxes being due or changes to the financial statements and as such the Company decided not to appeal them. The only change is to reduce our net operating loss carryforward.

Note 13—Business Segment Information

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

The Company allocates all of the corporate general and administrative expenses of Straight Path, Straight Path Spectrum, and Straight Path Ventures and prior to October 24, 2017, Straight Path IP Group based upon the relative time of management and other corporate resources expended relative to each business as well as the revenues earned by each division. For all periods through January 31, 2016, these were allocated 80% to Straight Path IP Group and 20% to Straight Path Spectrum. No expenses were allocated to Straight Path Ventures because the amount of management’s time and other resources dedicated to Straight Path Ventures were deemed to be immaterial. For the period from February 1, 2016 to October 23, 2017, these expenses were allocated 20% to Straight Path IP Group and 80% to Straight Path Spectrum, except for the following:

1.	Expenses related to the Gigabit Mobility Lab were allocated 100% to Straight Path Ventures;

2.	Employment expenses of our Chief Technology Officer were allocated 20% to Straight Path IP Group, 20% to Straight Path Spectrum, and 60% to Straight Path Ventures;

3.	Employment expenses related to one employee were allocated 20% to Straight Path Spectrum and 80% to Straight Path Ventures;

4.	Employment expenses related to several other employees were allocated 100% to Straight Path Spectrum.

The changes in allocations were brought about by the expiration of the licensed patents held by Straight Path IP Group and the increase in activities of Straight Path Ventures. Straight Path IP Group recognized revenues over the terms of the settlements and license agreements related to such patents entered into in prior periods. With the expiration of the key patents and the increase in activities of Straight Path Ventures, the Company determined to modify the allocation, and in light of the then-anticipated level of activity in Straight Path IP Group’s enforcement activities and Straight Path Ventures’ development activities, the Company determined that a general 20% allocation to Straight Path IP Group, subject to the specific allocations listed above, represented the appropriate split in light of all factors.

As a result of the sale of Straight Path IP Group on October 24, 2017, the Company changed its allocations again as follows:

1.	Expenses related to the Gigabit Mobility Lab are being allocated 100% to Straight Path Ventures;

2.	Employment expenses of our Chief Technology Officer and one other employee are being allocated 20% to Straight Path Spectrum, and 80% to Straight Path Ventures;

3.	All of the corporate general and administrative expenses of Straight Path are being allocated 100% to Straight Path Spectrum;

4.	Employment expenses related to several other employees are being allocated 100% to Straight Path Spectrum.

Operating results for the continuing business segments of the Company were as follows:

	Straight	Straight
	Path	Path
	Spectrum	Ventures	Total
	(in thousands)
Three Months Ended October 31, 2017
Revenues	$165	$-	$165
Loss from operations	(12,739)	(491)	(13,230)

Three Months Ended October 31, 2016
Revenues	$159	$-	$159
Loss from operations	(2,986)	(417)	(3,403)

Total assets for the continuing business segments of the Company were as follows:

	Straight	Straight
	Path	Path
	Spectrum	Ventures	Total
	(in thousands)
October 31, 2017	$8,997	$1,100	$10,097
July 31, 2017	8.740	1,100	9,840

None of the Company’s revenues were generated outside of the United States. The Company did not have any assets outside the United States.

Note 14—Commitments and Contingencies

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

We recorded the Initial Civil Penalty of $15 million in Fiscal 2017. The associated expense was classified as “civil penalty – FCC consent decree” on the consolidated statement of operations in the third quarter of Fiscal 2017. All of the installments of the Initial Civil Penalty totaling $15 million were paid.

As discussed in Note 2, we entered into the Verizon Merger Agreement. If the Merger is consummated, the fee owed per Item 6 above will be paid by Verizon as part of the Merger.

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

On September 7, 2017, and September 21, 2017, Hammer Fiber Optics (“Hammer”) filed ex parte letters noting a number of meetings with staff from the FCC’s Wireless Telecommunications Bureau (“WTB”) and Office of Engineering and Technology, and meetings with Chairman Ajit Pai’s, Commissioner Mignon Clyburn’s, and Commissioner Brendan Carr’s legal advisors. In the letters, Hammer discussed the relevance of the transaction with respect to the service it is providing, and also stated that it did not object to Verizon’s acquisition of our LMDS spectrum.

On October 23, 2017, October 24, 2017 and November 9, 2017, the Competitive Carriers Association filed ex parte letters, noting meetings with staff from the WTB and Chairman Ajit Pai’s and Commissioner Brendan Carr’s legal advisors, and supplementing its prior filings in the transaction. In the letters, the Competitive Carriers Association reiterated its prior arguments regarding spectrum aggregation in local markets, 5G mobile broadband competition, and the Consent Decree.

We believe that the submission to the FCC by us and Verizon of an application to transfer control of our spectrum licenses to Verizon satisfies the requirement under the Consent Decree as described in Item 6 above. However, if the Merger is not completed for any reason, there is no guarantee that the FCC would not seek to require us to pay the $85 million penalty or seek the forfeiture of the Company’s remaining spectrum licenses. If the penalty is imposed by the FCC, there is no guarantee that we will be able to obtain sufficient financing to pay the additional $85 million or repay the remaining amount due of the $17.5 million loan from the Lenders. A failure by the Company to comply with these requirements could lead to a default by the Company under the Consent Decree, loss of our remaining spectrum licenses, either of which will have a material adverse effect on our financial condition and results of operations.

Shareholder Litigation

On July 5, 2017, JDS1 LLC, a putative Straight Path stockholder, filed a class action and derivative complaint in the Delaware Court of Chancery captioned JDS1, LLC v. IDT Corp. , C.A. No. 2017-0486-SG. The complaint named Straight Path’s board of directors, Howard Jonas, IDT, and The Patrick Henry Trust (the “Trust”) as defendants. The Company was named as a nominal defendant. Plaintiff alleged, among other things, that Straight Path’s directors, Howard Jonas, and the Trust breached their fiduciary duties in connection with the sale of certain of the Company’s IP assets and by resolving a possible claim for indemnification that the Company held against IDT (the “Settlement”) for inadequate consideration and that IDT aided and abetted that breach. Plaintiff moved for expedited proceedings. On July 11, 2017, another putative Straight Path stockholder, the Arbitrage Fund, filed a class action complaint in the same court naming Howard Jonas, IDT, and the Trust as defendants, captioned The Arbitrage Fund v. Jonas , C.A. No. 2017-0502-SG. On July 24, 2017, the Court denied Plaintiff JDS1’s motion for expedited proceedings and consolidated the two cases under the caption In re Straight Path Communications Inc. Consolidated Stockholder Litigation, C.A. No. 2017-0486-SG, with the JDS1 complaint designated as the operative pleading. Plaintiffs subsequently agreed to voluntarily dismiss defendants K. Chris Todd, William F. Weld and Fred S. Zeidman without prejudice. On August 14, 2017, defendants Howard Jonas, IDT, and the Trust, as well as Davidi Jonas, moved to dismiss the consolidated complaint. The Company, named as a nominal defendant, filed a statement in response to the complaint. On August 29, 2017, Plaintiffs filed a consolidated amended class action and derivative complaint alleging, among other things, that Howard Jonas, the Trust, and Davidi Jonas breached their fiduciary duties in connection with the settlement and that IDT aided and abetted that breach. On September 13, 2017, defendants Howard Jonas, IDT, and the Trust, as well as Davidi Jonas, moved to dismiss the consolidated amended complaint. On September 22, 2017, we filed a statement concerning the consolidated amended complaint. On November 2, 2017, the Delaware Court of Chancery heard oral argument on defendants’ motions to dismiss. On November 20, 2017, the court issued an opinion holding that the action was not yet ripe for adjudication and staying the action until the Merger closes or is terminated and upon motion of a party to the action.

On November 13, 2015, a putative shareholder class action was filed in the federal district court for the District of New Jersey against Straight Path Communications Inc., and Jonas and Rand (the “individual defendants”). The case is captioned Zacharia v. Straight Path Communications, Inc. et al. , No. 2:15-cv-08051-JMV-MF, and is purportedly brought on behalf of all those who purchased or otherwise acquired the Company’s common stock between October 29, 2013, and November 5, 2015. The complaint alleges violations of (i) Section 10(b) of the Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 of the Exchange Act against the Company for materially false and misleading statements that were designed to influence the market relating to the Company’s finances and business prospects; and (ii) Section 20(a) of the Exchange Act against the individual defendants for wrongful acts by controlling persons. The allegations center on the claim that the Company made materially false and misleading statements in its public filings and conference calls during the relevant class period concerning the Company’s spectrum licenses and the prospects for its spectrum business. The complaint seeks certification of a class, unspecified damages, fees, and costs. The case was reassigned to Judge John Michael Vasquez on March 3, 2016. On April 11, 2016, the court entered an order appointing Charles Frischer as lead plaintiff and approving lead plaintiff’s selection of Glancy Prongay & Murray LLP as lead counsel and Schnader Harrison Segal & Lewis LLP as liaison counsel. On June 17, 2016, lead plaintiff filed his amended class action complaint, which alleges the same claims described above. The defendants filed a joint motion to dismiss the complaint on August 17, 2016; the plaintiff opposed that motion on September 30, 2016, and the defendants filed their reply brief in further support of their motion to dismiss on October 31, 2016.

On March 7, 2017, the Company and lead plaintiff in Zacharia action entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the defendants in that action. Under the agreed terms, the Company will provide for a $2.25 million initial payment (the “Initial Payment”) and a $7.2 million additional payment (the “Additional Payment”). The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by the Company. The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell the Company’s spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that the Company pays the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid. In any event, the Additional Payment will be payable no later than December 31, 2018. The parties executed a formal settlement agreement on October 10, 2017, and a motion for preliminary approval of the settlement agreement is pending before the court.

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

Settlement of Claims with IDT and Sale of Straight Path IP Group

On April 9, 2017, the Company and IDT entered into the IDT Term Sheet, providing for the settlement and mutual release of potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). For further discussion, please see Note 3 – Settlement of Claims with IDT and Sale of Straight Path IP Group.

PTPMS

On May 29, 2012, the Company acquired certain licenses from PTPMS under an asset purchase agreement (the “PTPMS agreement”). On October 5, 2017, PTPMS filed a declaratory judgment action against the Company in the Superior Court of New Jersey, Law Division: Union County captioned PTPMS Communications, LLC v. Straight Path Communications Inc. The action seeks, among other things, a declaration judgment that the Company’s Merger with Verizon triggers an obligation to pay to PTPMS a profit share from the sale of licenses acquired from PTPMS (and that if the Company does not pay such profit share, then the transfer to Verizon of the licenses acquired from PTMPS is void), and a declaration determining the amount of such profit share. The Company and PTPMS are in discussions and any settlement remains subject to entering into a definitive agreement.

Other Legal

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business.

FCC License Renewal

Our spectrum licenses in the LMDS and 39 GHz bands have historically been granted for ten-year terms. On April 20, 2016, and based on our submission of a renewal application and substantial service demonstration, the FCC granted our application to renew our LMDS BTA license for the LMDS A1 band (27.5 – 28.35 GHz) that covers parts of the New York City BTA for a ten-year period, until February 1, 2026. We have 15 other LMDS A1 licenses; nine of these licenses currently have a renewal date of August 10, 2018, and six of these licenses have a renewal date of September 21, 2018. However, following the adoption of the Upper Microwave Flexible Use (“UMFU”) Report and Order, we are only required to submit an application for renewal at those deadlines; we are not required to submit a substantial service demonstration for these licenses until the next build-out date specified in the UFMU Report and Order, which is June 1, 2024. That deadline was confirmed by the FCC in its Order on Reconsideration adopted on November 16, 2017.

Of the 15 BTAs in which we hold LMDS A2 band (29.1 – 29.25 GHz) and A3 band (31.075 – 31.225 GHz) spectrum, nine licenses currently have a renewal deadline of August 10, 2018 and six of these licenses currently have a renewal deadline of September 21, 2018. Of our 117 LMDS B band (31.0 – 31.075 GHz and 31.225 – 31.300 GHz) spectrum, five licenses currently have a renewal and substantial service deadline of August 10, 2018 and 112 licenses currently have a renewal and substantial service deadline of September 21, 2018. On August 3, 2017, the FCC adopted new rules governing the process by which licensees may seek renewal of their authorizations. Pursuant to those new rules, we believe that incumbent LMDS licensees that have already renewed their authorizations once (as we have) will not be required to demonstrate substantial service at renewal. Therefore, while we will be required to renew our authorizations for LMDS A2, A3 and B Blocks in 2018, no substantial service demonstration will be required until 2023.

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

Approximately $22,000 and $17,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2018 and Fiscal 2017, respectively.

For a further discussion, see Note 2 – Verizon Merger Agreement above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying Consolidated Financial Statements and the associated notes thereto of this Quarterly Report, and the audited Consolidated Financial Statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Straight Path,” “we,” “us,” and “our” refer to Straight Path Communications Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2017.

Overview

We were formerly a subsidiary of IDT Corporation (“IDT”). On July 31, 2013, we were spun-off from IDT to its stockholders and became an independent public company (the “Spin-Off”).

Straight Path Communications Inc. is a communications asset company. We own, via intermediate wholly-owned entities, 100% of Straight Path Spectrum, Inc. (“Straight Path Spectrum”) and 100% of Straight Path Ventures, LLC (“Straight Path Ventures”), and prior to October 24, 2017, we owned 84.5% of Straight Path IP Group, Inc. (“Straight Path IP Group”).

Straight Path Spectrum’s wholly-owned subsidiary, Straight Path Spectrum, LLC, holds, leases, and markets fixed wireless spectrum. Straight Path Ventures is developing next generation wireless technology for 39 GHz.

On January 11, 2017, the Company entered into a consent decree with the FCC settling the FCC’s investigation regarding Straight Path Spectrum’s spectrum licenses (the “Consent Decree”). See the discussion below.

On April 9, 2017, the Company and IDT entered into a binding term sheet (the “IDT Term Sheet”) to settle potential claims related to certain claims under agreements related to the Spin-Off, and to sell the Company’s interest in Straight Path IP Group to IDT. On October 24, 2017, the Company, IDT and other parties entered into a Settlement Agreement and Release (the “IDT Settlement Agreement”) and related agreements and consummated the settlement. See the discussion below.

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

For a full discussion of the Merger, see Note 2 – Verizon Merger Agreement in the Consolidated Financial Statements in Part I of this Quarterly Report.

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

On September 7, 2017 and September 21, 2017, Hammer Fiber Optics (“Hammer”) filed ex parte letters noting a number of meetings with staff from the FCC’s Wireless Telecommunications Bureau (“WTB”) and Office of Engineering and Technology, and meetings with Chairman Ajit Pai’s, Commissioner Mignon Clyburn’s, and Commissioner Brendan Carr’s legal advisors. In the letters, Hammer discussed the relevance of the transaction with respect to the service it is providing, and also stated that it did not object to Verizon’s acquisition of our LMDS spectrum.

On October 23, 2017, October 24, 2017 and November 9, 2017, the Competitive Carriers Association filed ex parte letters, noting meetings with staff from the WTB and Chairman Ajit Pai’s and Commissioner Brendan Carr’s legal advisors, and supplementing its prior filings in the transaction. In the letters, the Competitive Carriers Association reiterated its prior arguments regarding spectrum aggregation in local markets, 5G mobile broadband competition, and the Consent Decree.

On November 20, 2017 and November 29, 2017, Verizon filed ex parte letters, noting meetings with Commissioner offices rebutting the claims of the Competitive Carriers Association and explaining that alleged spectrum aggregation concerns were rendered even more irrelevant by the millimeter wave spectrum aggregation threshold adopted by the FCC in its Second Report and Order on November 16, 2017.

FCC Regulatory Enforcement

On January 11, 2017, the Company entered into a consent decree with the Consent Decree. The Company agreed to pay an initial civil penalty of $15 million (the “Initial Civil Penalty”). The Consent Decree also bars the Company from entering into any new leases of its spectrum. For a further discussion, see Note 14 – Commitments and Contingencies - Regulatory Enforcement in the Consolidated Financial Statements in Part I of this Quarterly Report.

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

Recent Activity Related to Straight Path Ventures

Straight Path Ventures develops next generation wireless technology, primarily for 39 GHz at its Gigabit Mobility Lab in Plano, Texas. Although work is at an early stage, the Company decided in Q3 2016 that this activity warrants a separate reportable business segment.

Straight Path Spectrum’s assets are complemented by technology being developed by Straight Path Ventures, which opened our Gigabit Mobility Lab in Plano, Texas. On August 22, 2016, Straight Path Ventures filed a provisional patent application with the United States Patent and Trademark Office (“USPTO”) for new beam training technologies in millimeter-wave gigabit broadband systems. On October 12, 2016, Straight Path Ventures filed a patent application with the USPTO for new millimeter-wave transceiver technologies. On August 31, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 800 megabits per second at a distance of 500 meters. Our Gigabit Mobility Lab continues to refine the Gigarray® for Fixed 5G®. On November 17, 2017, Straight Path Ventures demonstrated its prototype 39 GHz Gigarray® solutions that achieved 1 Gigabits per second at a distance of 1 kilometer.

Recent Activity Related to Straight Path IP Group

On April 9, 2017, the Company and IDT entered into a the IDT Term Sheet, providing for the settlement and mutual release of potential indemnification claims asserted by each of the Company and IDT in connection with liabilities that may exist or arise relating to the subject matter of the investigation by (including but not limited to fines, fees or penalties imposed by) the FCC (the “Mutual Release”). On October 24, 2017, the Company, IDT and other parties entered into a Settlement Agreement and Release (the “IDT Settlement Agreement”) and related agreements, and consummated the settlement.

Pursuant to the IDT Settlement Agreement, in exchange for the Mutual Release, the parties effected the following actions:

1.	IDT paid the Company $10 million and the right to receive 22% of the net proceeds of the Straight Path IP Group patent portfolio (as described in more detail below) in settlement of various claims. Such payment was deemed to be a tax-free contribution to capital by IDT effective prior to the Spinoff;

2.	IDT paid the Company $6 million for the Company’s ownership interest in Straight Path IP Group; and

3.

The Company created a trust (the beneficial interests in which will be owned by Class B common stockholders of the Company) that will be entitled to receive 22 percent of the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). The Company agreed to contribute $4,500,000 to the trust. As of October 31, 2017 and to the date of the filing of this report, the Company contributed $750,000. The trust agreement provides that the Company will pay the remaining $3.75 million at the earlier of (i) the closing date under the Verizon Merger Agreement or (ii) August 11, 2018.

Critical Accounting Policies

Our Consolidated Financial Statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 31, 2017. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policy relates to the valuation of intangible assets with indefinite useful lives. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended July 31, 2017 and the notes to our Consolidated Financial Statements.

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

Results of Operations

We evaluate the performance of our continuing operating business segments based primarily on loss from operations. Accordingly, the income and expense line items below loss from operations are only included in our discussion of the consolidated results of operations.

Our financial results for Fiscal 2018 and Fiscal 2017 have been revised, in accordance with generally accepted accounting principles, to reflect the results of Straight Path IP Group as discontinued operations.

Three Months Ended October 31, 2017 (“Fiscal 2018”) Compared to Three Months Ended October 31, 2016 (“Fiscal 2017”)

Consolidated

	Three Months Ended
	October 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$165	$159	$6
Direct cost of revenues	17	41	(24)
Research and development	137	160	(23)
Selling, general and administrative	3,241	3,361	(120)
Profit sharing settlement	10,000	-	10,000
Loss from operations	(13,230)	(3,403)	(9,827)
Interest expense	(836)	-	(836)
Interest and other income	6	29	(23)
Provision for income taxes	(7)	(7)	-
Loss from continuing operations	(14,067)	(3,381)	(10,686)
Loss from discontinued operations	(1,489)	(874)	(615)
Loss from discontinued operations attributable to noncontrolling interests	229	124	105
Net loss attributable to Straight Path Communications Inc.	$(15,327)	$(4,131)	$(11,196)

Revenues. Revenues generated by Straight Path Spectrum were $165,000 and $159,000 in Fiscal 2018 and Fiscal 2017, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits, and the Merger Agreement with Verizon restricts us, from entering into new spectrum leases.

No revenues were generated by Straight Path Ventures in Fiscal 2018 and Fiscal 2017.

No revenues were generated by Straight Path IP Group in Fiscal 2018 and Fiscal 2017 because no new licenses or settlements were entered into and the revenue from prior settlements or license agreements were fully realized in prior periods due to the expiration of the licensed patents. We were recognizing revenue over the terms of the settlements and license agreements related to such patents entered into in prior periods. Primarily all of the revenue was recognized as of September 30, 2015.

Direct cost of revenues. Direct cost of revenues decreased in Fiscal 2018 compared to Fiscal 2017.

Straight Path Spectrum incurred all of the direct costs of revenue in Fiscal 2018 and Fiscal 2017. Direct cost of revenues includes governmental fees and connectivity costs.

In Fiscal 2018 and Fiscal 2017, Straight Path IP Group had no revenues or cost of revenues because no new licenses or settlements were entered into and the revenue from licenses or settlements entered into in prior periods were fully realized in prior periods due to the expiration of the licensed patents. The Straight Path IP Group direct cost of revenues were costs related to enforcement efforts and litigation settlements and licensing arrangements, increased generally proportionally to the increase in settlement revenues, and were recognized over the same time period as corresponding revenues.

Research and development. Research and development totaled $137,000 in Fiscal 2018 and $160,000 in Fiscal 2017 and consist of expenses related to the development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz.

Selling, general and administrative expense.   Selling, general and administrative expense totaled $3,241,000 in Fiscal 2018 and $3,361,000 in Fiscal 2017 and consist primarily of employee salaries and benefits, non-cash stock-based compensation charges related to the issuances of restricted common stock and stock options to officers and employees, and legal and other professional fees.

Stock-based compensation is included in selling, general and administrative expense and, with respect to restricted stock granted, amounted to approximately $819,000 and $1,966,000 for Fiscal 2018 and Fiscal 2017, respectively. Stock-based compensation with respect to common stock included in discontinued operations amounted to $132,000 and $451,000 for Fiscal 2018 and Fiscal 2017, respectively.

As of October 31, 2017, there was approximately $6,433,000 of total unrecognized compensation cost related to non-vested restricted shares. We expect to recognize the unrecognized compensation cost as follows: Fiscal 2018 - $2,544,000, Fiscal 2019 - $2,705,000, Fiscal 2020 - $1,121,000 and Fiscal 2021 - $63,000.

Stock-based compensation expense related to the options issued in June 2016 is included in selling, general and administrative and amounted to approximately $0 and $78,000 for Fiscal 2018 and Fiscal 2017, respectively. Stock-based compensation with respect to stock options included in discontinued operations amounted to $0 and $19,000 for Fiscal 2018 and Fiscal 2017, respectively. There is no stock-based compensation expense in Fiscal 2018 as the stock options issued were fully vested by the end of Fiscal 2017.

Profit sharing settlement.   Profit sharing settlement totaling $10,000,000 represents the Company’s estimate to settle an action brought by PTPMS Communications, LLC (“PTPMS”). The action is still ongoing as of the date of the filing of this report. See Note 14 – Commitments and Contingencies - PTPMS to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report for a further discussion.

Interest expense. Interest expense in Fiscal 2018 consisted of interest expense of $306,000 and the amortization of debt discounts of $530,000. Interest expense in Fiscal 2018 included in discontinued operations consisted of interest expense of $76,000 and the amortization of debt discounts of $119,000. Interest expense and the amortization of debt discounts relate to the Loan Agreement. For a further discussion, see Note 7 – Loan Payable to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report. There was no interest expense in Fiscal 2017.

Interest and other income.  Interest and other income in Fiscal 2018 is interest income of $6,000. Interest and other income in Fiscal 2017 included interest income of $7,000 and the reversal of prior period accruals of $22,000.

Income taxes. The Company recorded no federal income tax expense for Fiscal 2018 and Fiscal 2017 because the estimated annual effective tax rate was zero. As of October 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be fully realized.

The provision for both Fiscal 2018 and Fiscal 2017 represents state income taxes.

Loss from discontinued operations. As a result of the sale of Straight Path IP Group to IDT, the operating results of Straight Path IP Group for both Fiscal 2018 and Fiscal 2017 are classified as discontinued operations.

The loss from discontinued operations in Fiscal 2018 consists of selling, general and administrative costs of $1,294,000 and interest expense related to the Loan Agreement of $195,000. The loss from discontinued operations in Fiscal 2017 consists of selling, general and administrative costs of $875,000, interest income of $2,000 and income tax expense of $1,000.

Straight Path Spectrum Segment

	Three Months Ended
	October 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$165	$159	$6
Direct cost of revenues	17	41	(24)
Research and development	1	-	1
Selling, general and administrative	2,886	3,104	(218)
Loss from operations before profit sharing settlement	$(2,739)	$(2,986)	$247

Revenues.  Revenues generated by Straight Path Spectrum were $165,000 and $159,000 in Fiscal 2018 and Fiscal 2017, respectively. Revenues increased due to revenue from the lease of spectrum to new customers (wireless network operators) prior to the Consent Decree with the FCC. The Consent Decree prohibits and the Merger Agreement with Verizon restricts us from entering into new spectrum leases.

Direct cost of revenues. Direct cost of revenues includes governmental fees and connectivity costs.

Selling, general and administrative. Selling, general and administrative expense consist primarily of employee salaries and benefits, non-cash stock-based compensation charges related to the issuances of restricted common stock and stock options to officers and employees, and legal and other professional fees.

Straight Path Ventures Segment

	Three Months Ended
	October 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	136	160	(24)
Selling, general and administrative	355	257	98
Loss from operations before profit sharing settlement	$(491)	$(417)	$(74)

Research and development. Research and development consists of expenses related to development by our Gigabit Mobility Lab of next generation wireless technology for 39 GHz.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of payroll and related payroll taxes and benefits as well as stock-based compensation expenses.

Straight Path IP Segment – Discontinued Operations

	Three Months Ended
	October 31,		Change
	2017	2016	$
	(in thousands)
Revenues	$-	$-	$-
Direct cost of revenues	-	-	-
Research and development	-	-	-
Selling, general and administrative	1,294	875	419
Loss from operations before profit sharing settlement	$(1,294)	$(875)	$(419)

Revenues. Straight Path IP Group filed a series of lawsuits claiming infringement of a number of its key patents seeking both damages and injunctive relief. Many of these actions were settled and Straight Path IP Group had entered into licensing agreements with the former defendants. The gross payments under settlement and licensing agreements that were secured since our Spin-Off (the beginning of Fiscal 2014) totaled $18.3 million, all of which has been collected as of October 31, 2015. Most of these settlement agreements included license fees for the duration of the license term (which was over the remaining life of the covered patents), and were allocated across Fiscal 2014, 2015 and 2016 in the amounts of $4.2 million, $12.5 million and $1.6 million respectively, based on the settlement dates and if the settlement included a look back period for damages. Primarily all of the revenue from these settlements or licensing agreements was recognized as of September 30, 2015.

Direct cost of revenues. Direct cost of revenues consisted of legal expenses directly related to revenues from the litigation settlements described above. Straight Path IP Group incurred an aggregate of $9.0 million in expenses directly related to these settlements, which was recognized ratably in proportion to the recognition of the related revenue.

Selling, general and administrative. Selling, general and administrative expense consist primarily of employee salaries and benefits, non-cash stock-based compensation charges related to the issuances of restricted common stock and stock options to officers and employees, and legal and other professional fees.

Liquidity and Capital Resources

General

Historically, we have primarily satisfied our cash requirements through the initial funding provided in connection with the Spin-Off, proceeds from the sale or lease of rights in spectrum licenses, and settlements or licensing fees received in connection with intellectual property enforcement activities. In connection with the Spin-Off, IDT transferred cash to us such that we had approximately $15 million in cash at the time of the Spin-Off. Since that time, we have satisfied our cash requirements through Straight Path IP Group’s settlement and licensing agreements and Straight Path Spectrum’s revenue from spectrum leases. In February 2017, we borrowed $17.5 million pursuant to the Loan Agreement. For a further discussion, see Note 7 – Loan Payable to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report. We currently expect that our cash and cash equivalents on-hand at October 31, 2017, and the proceeds received from the consummation of the settlement with IDT and sale of Straight Path IP Group, will be sufficient to meet our anticipated cash requirements during the twelve months ending October 31, 2018.

As discussed above, we signed the Consent Decree with the FCC and incurred an Initial Civil Penalty of $15 million. To fund the payments of the Initial Civil Penalty, we entered into the Loan Agreement pursuant to which we borrowed the $17.5 million, which matures at the earlier of (i) March 31, 2018 or (ii) the consummation of the Merger. $15 million of the Loan Amount was used to pay the Initial Civil Penalty provided for in the Consent Decree in accordance with the payment requirements set forth in the Consent Decree. All of the installments were paid. The remainder of the Loan Amount was used for general corporate purposes and working capital needs. We expect to repay the remaining balance of the Loan Amount of approximately $3.9 million through a combination of exercise of warrants issued to the Lenders and other funding sources including the proceeds from the settlement with IDT and the sale of Straight Path IP Group (see Note 3 – Settlement of Claims with IDT and Sale of Straight Path IP Group to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report).

On March 7, 2017, we and the lead plaintiff in Zacharia v. Straight Path Communications Inc. et al., entered into a binding memorandum of understanding to settle the putative shareholder class action and dismiss the claims that were filed against the Defendants in that action.  Under the agreed terms, we will provide for the $2.25 million Initial Payment and the $7.2 million Additional Payment. The Initial Payment will be paid into an escrow account within 15 days following preliminary court approval of the settlement, and will be fully covered by insurance policies maintained by us.  The Additional Payment of $7.2 million will be paid within 60 days after the closing of a transaction to sell our spectrum licenses as specified in the Consent Decree with the FCC, or, in the event that we pay the non-transfer penalty specified in the Consent Decree, within 60 days after that payment is paid. The Additional Payment will be paid by Verizon on our behalf if the Merger is consummated. In any event, the Additional Payment will be payable no later than December 31, 2018. The parties executed a formal settlement agreement on October 10, 2017, and a motion for preliminary approval of the settlement agreement is pending before the court.

As of October 31, 2017, we had cash and cash equivalents of $7.5 million. In connection with the Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off. The Separation and Distribution Agreement includes, among other things, that IDT is obligated to reimburse us for the payment of liabilities arising or related to the period prior to the Spin-Off. For Fiscal 2016, Fiscal 2017 and Fiscal 2018 through the date of the filing of this report, no payments were made by IDT pursuant to this obligation.

As discussed above, on October 24, 2017, the Company, IDT and other parties entered into the IDT Settlement Agreement and related agreements, and consummated the settlement. The Company received $10 million and the right to receive 22% of the net proceeds, if any, from the Straight Path IP Group patent portfolio in settlement of various claims, and $6 million for the sale of Straight Path IP Group. In addition, the Company created a trust (the beneficial interests in which will be owned by Class B common stockholders of the Company) that will be entitled to receive 22 percent of the net proceeds, if any, received by Straight Path IP Group from any license, and certain transfers or assignments of any of the patent rights held, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received after the closing of the Merger). The Company agreed to contribute $4,500,000 to the trust. As of October 31, 2017 and to the date of the filing of this report, the Company contributed $750,000. The trust agreement provides that the Company will pay the remaining $3.75 million at the earlier of (i) the closing date under the Verizon Agreement and (ii) August 11, 2018.

For further discussion, please see Note 3 – Settlement of Claims with IDT and Sale of Straight Path IP Group to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

The Former SPSI CEO is entitled to receive payments from future revenues generated from the leasing, licensing, or sale of rights in certain a Straight Path Spectrum’s wireless spectrum licenses. Those payments are to be made out of 50% of the covered revenue and are in a maximum aggregate amount of $3.25 million. The payments arise under the June 2013 settlement of certain claims and disputes with the Former SPSI CEO and parties related to the Former SPSI CEO. Approximately $22,000 was incurred to the Former SPSI CEO for this obligation for Fiscal 2018 and approximately $17,000 for Fiscal 2017. If the Merger is consummated, Verizon will pay approximately $3 million to the Former SPSI CEO in satisfaction of our obligation. For further discussion, please see Note 2 – Verizon Merger Agreement to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

In addition, we estimate that we will incur various other fees and expenses in connection with the Merger, which will be paid by Verizon on our behalf. For further discussion, please see Note 2 – Verizon Merger Agreement to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

Operating Activities

Cash flows used in operating activities in Fiscal 2018 totaled approximately $8.8 million and was used to fund the loss for the quarter.

Investing Activities

Cash flows provided by investing activities in Fiscal 2018 totaled $6.0 million which represented the proceeds we received for the sale of Straight Path IP Group.

Financing Activities

Cash flows provided by financing activities in Fiscal 2017 totaled approximately $1.8 million. The Company received $10 million from IDT under the IDT Settlement Agreement, $1,057,000 from the exercise of warrants and $8,000 for the exercise of stock options. These proceeds were offset by the repayment of loans under the Loan Agreement of $8.5 million and payments made to a trust as part of the IDT Settlement Agreement of $750,000. We also incurred costs of approximately $39,000 to amend the Loan Agreement.

We do not anticipate paying any additional dividends on our common stock until we achieve sustainable profitability after satisfying all of our operational needs, including payments to the Former SPSI CEO and retaining certain minimum cash reserves. Following that time, we will retain sufficient cash to provide for investment in growth opportunities and provide for the creation of long-term stockholder value, particularly through development of the Straight Path Spectrum and Straight Path Ventures businesses and possibly the acquisition of complementary businesses or assets.  However, we do not intend to retain earnings beyond those needs and beyond what we believe we can effectively deploy, and we expect that such additional resources would be returned to stockholders via distributions or other means.  The payment of dividends in any specific period will be at the sole discretion of our Board. Except for any special dividend that may be paid in connection with the transactions contemplated by the IDT Settlement Agreement discussed in Note 3 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report, the Verizon Merger Agreement does not permit us to pay any additional dividends on our common stock.

Contractual Obligations and Other Commercial Commitments

There are no material changes from the contractual obligations previously disclosed in Item 7 to Part I of our Annual Report on Form 10-K for the year ended July 31, 2017.

Off-Balance Sheet Arrangements

As of October 31, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as adopted in 2013 (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

Please see the discussion above regarding the Company’s status as an Emerging Growth Company. There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In October 2017, the Company received the following proceeds:

1.	$10 million under the IDT Settlement Agreement

2.	Approximately $8,000 for the exercise of stock options.

The proceeds are being used for general working capital purposes.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, dated as of May 11, 2017, by and among Straight Path Communications Inc., a Delaware corporation, Verizon Communications Inc., a Delaware corporation and Waves Merger Sub I, Inc., a Delaware corporation

3.1 (2)	Amendment to By-Laws of Straight Path Communications Inc.

10.1 (3)	Consent Decree between the Registrant, Straight Path Spectrum, LLC and the Federal Communications Commission dated January 11, 2017.

10.2 (4)	Loan Agreement between the Registrant and each Lender named on Schedule A thereto, dated February 6, 2017.

10.3*	Omnibus Amendment and Waiver to Loan Agreement between the Registrant and each Lender named on Schedule A thereto, dated October 22, 2017.

10.4 (5)	IDT Term Sheet, dated April 9, 2017, relating to the settlement of claims between Straight Path Communications Inc. and IDT Corporation.

10.5*	IDT Settlement Agreement and Release, dated October 24, 2017, relating to the settlement of claims between Straight Path Communications Inc. and IDT Corporation

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

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

STRAIGHT PATH COMMUNICATIONS INC.

December 11, 2017	By:	/s/ Davidi Jonas
Davidi Jonas Chief Executive Officer

December 11, 2017	By:	/s/ Jonathan Rand
Jonathan Rand Chief Financial Officer

